Form 10QSB
period 2005-09-30
HENLEY VENTURES INC
filed 2005-11-15
CIK 1162200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                     For  the  quarterly  period  ended     September  30,  2005
                                                            --------------------

( )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                     For  the  transition  period  from           to

                     Commission  File  number     333-122449
                                                  ----------

                            HENLEY  VENTURES  INC.
                            ----------------------
       (Exact name of small business issuer as specified in its  charter)

             Nevada                                       98-0359930
             ------                                      --------------
(State  or  other  jurisdiction  of        (I.R.S. Employer Identification No.)
  incorporation  or  organization)


           3rd  Floor - 830 West Pender Street, Vancouver, British Columbia,
           -----------------------------------------------------------------
                                  Canada,  V6C  1J8
                                  -----------------
                      (Address  of  principal  executive  offices)

                               1  -  604  -  683-6991
                               ----------------------
                            (Issuer's  telephone  number)

                                       N/A
                                       ---
      (Former  name, former address, and former fiscal year, if changed since  last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

September  30,  2005:     1,450,000  common  shares

Transitional  Small  Business Disclosure format (Check one):   Yes [   ]  No [X]

                                      INDEX





                                                                          PAGE
                                                                         NUMBER
                                                                        --------
PART 1.. . .    FINANCIAL INFORMATION

     ITEM 1..   Financial Statements (unaudited)                            3

                Balance Sheet as at September 30, 2005 . . .                4

                Statement of Operations
                   For the three and nine months ended September
                   30, 2005 and 2004 and for the period January 3,
                   2001 (Date of  Inception) to September 30, 2005          5

                Statement of Changes in Shareholders' Deficit               6

                Statement of Cash Flows
                   For the nine months ended September 30, 2005
                   and 2004, and for the period January 3, 2001
                  (Date of Inception) to September 30, 2005. . .            7

                Notes to the Financial Statements.                          8

                Management's Discussion and Analysis or Plan of
     ITEM 2.. . .  Operations                                              10

     ITEM 3..   Controls and Procedures                                    16

PART 11. .   .  OTHER INFORMATION                                          17

     ITEM 1..   Legal Proceedings                                          17

     ITEM 2..   Changes in Securities                                      17

     ITEM 3..   Defaults Upon Senior Securities                            17

     ITEM 4     Submission of Matters to a Vote of Security
            .. . . Holders                                                 17

     ITEM 5..   Other Information                                          17

     ITEM 6..   Exhibits and Reports on Form 8-K                           17

                SIGNATURES.. .   . . . . .                                 19

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS

The financial statements presented herein have been prepared by the Company in accordance with Accounting Policies in its Form SB-2 dated December 31, 2004 and should be read in conjunction to the notes thereto.

The accompanying balance sheet of Henley Ventures Inc. (a pre-exploration stage company) at September 30, 2005 (with comparative figures as at December 31,
2004) and the statement of operations and statement of cash flow for the nine months ended September 30, 2005 and 2004 and for the period from January 3, 2001 (date of incorporation) to September 30, 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                              HENLEY VENTURES, INC.
                         (An Exploration Stage Company)

                                 Balance  Sheets






                                                               SEPTEMBER 30,
                                                                   2005
                                                             ---------------
                                                               (UNAUDITED)

                                    ASSETS

     Cash. . . . . . . . . . . . . . . . . . . .    . .  . . .  $    1,940
                                                                 ----------

                              Total assets . . . . . . . . .    $    1,940
                                                                 ==========

                                          LIABILITIES AND SHAREHOLDERS' DEFICIT

     Liabilities:
          Accounts payable . . . . . . . . . . . . . . . . .    $   15,330
          Accrued expenses. . . . . . . . . . . . . . . ..               -
          Indebtedness to related parties (Note 2) . . . .          21,300
                                                                ----------
                              Total liabilities. . . . . .          36,630
                                                                ----------

Shareholders' deficit
   Common stock, $.001 par value. Authorized 200,000,000 shares and 1,450,000 and 1,450,000 issued and outstanding
       shares. . . . . . . . . . . . . . . . . . . . . . . .         1,450
   Additional paid-up capital. . . . . . . . . . . . . . . . .      79,153
   Accumulative deficit. . . . . . . . . . . . . . . . . . . .    (115,293)
                                                                -----------

                              Total shareholders' deficit.         (34,690)
                                                                -----------

                Total liabilities and shareholders' deficit.     $   1,940
                                                                 ==========



                 See accompanying notes to financial statements

                              HENLEY VENTURES, INC.
                         (An Exploration Stage Company)
                           Statements  of  Operations

                                                                 JANUARY 3, 2001
                                                                  (INCEPTION)
                      NINE  MONTHS  ENDED   THREE MONTHS  ENDED       THROUGH
                        SEPTEMBER  30,          SEPTEMBER 30,     SEPTEMBER 30
                      -------------------        --------------   --------------
                       2005      2004          2005      2004         2005
                   ----------------------  --------------------  ---------------
                  (UNAUDITED) (UNAUDITED)  (UNAUDITED) (UNAUDITED)  (UNAUDITED)




Expenses:
Contribution rent
(Note 2). . .. .  $  4,950  $  4,950        $  1,650    $  550     $ 31,350
Contribution
services
(Note 2) . . .       5,156     4,859           1,785       500       30,753
Exploration
costs . .    .       1,750     2,350               -         -       12,695
Organization
costs. . .               -         -               -         -        1,845
Professional
fees . . .          14,470    10,560           3,642     5,585       34,175
Office. . . . .      2,536       391           1,298       688        4,451
Other general
expenses.                -         -               -         -           24
                 ----------  -------         -------    -------    ---------

Total expenses     (28,682)  (23,110)         (8,375)   (7,323)     (115,293)
                 ----------  --------       ---------  --------     ---------

Loss before income
taxes. . . . .     (28,862)  (23,110)         (8,375)   (7,323)     (115,293)

Income tax
provision (Note 3)       -         -               -         -             -
                   --------   -------       --------   --------      --------

Net loss. . ..    $(28,862) $(23,110)        $(8,375)  $(7,323)  ) $(115,293)
                  =========  ========       =========  ========     =========

Basic and diluted loss
per share .  . .  $  (0.02) $  (0.03)       $  (0.01) $  (0.01)
                  =========  ========       =========  =========

Weighted average
common shares
outstanding . .   1,450,000   350,000       1,450,000   350,000
                  =========   =======       =========   =======



                 See accompanying notes to financial statements

                              HENLEY VENTURES, INC.
                         (An Exploration Stage Company)
                 Statement  of  Changes  in  Shareholders'  Deficit





                                                                            ADDITIONAL
                                                     COMMON   STOCK           PAID-IN     ACCUMULATED
                                                    SHARES        AMOUNT      CAPITAL       DEFICIT      TOTAL
                                                ----------  ----------------  ----------  ----------  ----------
Balance at December 31, 2004 . . . . . . . . .   1,450,000       $ 1,450       $ 69,047    $ (86,431)  $ (15,934)

Contribution rent and services (Unaudited)
    (Note 2) . . . . . . . . . . . . . . . . .           -             -        10,466          -      10,106
Net loss (Unaudited) . . . . . . . . . . . . .           -             -             -    (28,862)    (28,862)
                                                ----------  ------------  ------------  ----------  ----------

Balance at September 30, 2005 (Unaudited). . .   1,450,000  $      1,450  $     75,718  $(115,293)  $ (34,690)
                                                ==========  ============  ============  ==========  ==========





                 See accompanying notes to financial statements

                              HENLEY VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                JANUARY 3, 2001
                                                                  (INCEPTION)
                               NINE  MONTHS ENDED                   THROUGH
                                  SEPTEMBER  30,                  SEPTEMBER 30
                              --------------------             -----------------
                             2005             2004                     2005
                          (UNAUDITED)     (UNAUDITED)               (UNAUDITED)




Cash flows from
operating activities:
Net loss .  . .            $(28,862)      $(23,110)                 $(115,293)
Adjustments to
reconcile net loss to
net cash used by
operating
activities:
 Contributed rent
 and services
(Note 2). .                  10,106          9,809                     62,103
 Changes in
operating
 assets and
liabilities
  Accounts
      payable .              (1,162)         2,638                     15,330
                           --------         ------                     -------
Net cash used in
operating
activities.                 (19,918)       (10,663)                   (37,860)
                           --------        --------                    -------

Cash flows from
financing activities
 Proceeds from related
  party debt
  (Note 2).   .              12,840            120                     21,300
   Proceeds from
   issuance of
   common stock, net
   of offering costs
   (Note 4). .                    -         20,000                     18,500
                         ----------       --------                     -------
Net cash provided by
financing
activities. .                12,840         20,120                     39,800
                          ---------       --------                    --------
Net change in cash.          (7,078)        (9,457)                     1,940

Cash:
   Beginning of
   period. . .                9,018            160                          -
                           --------        -------                     -------
End of period. .           .$ 1,940        $ 9,617                     $ 1,940
                           ========        =======                     =======

Supplemental disclosure
of cash flow information:
   Cash paid during the
     year for:
         Income taxes . . .$      -        $     -                     $     -
                            =======        ========                    ========
         Interest . . . .  $      -        $     -                     $     -
                            =======        ========                    ========





                 See accompanying notes to financial statements

                              HENLEY VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  BASIC  OF  PRESENTATION

Henley Ventures, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 3, 2001 for the purpose of acquiring and developing mineral properties. The Company is in the exploration stage in accordance with Industry Guide 7. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The financial statements for the nine months ended September 30, 2005 and 2004, presented herein, have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. Financial data presented for the nine months ended September 30, 2005 and 2004 are unaudited.

The Company's significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration.

The Company's future success is primarily dependent upon the existence of minerals on the property which the Company owns claim to. No minerals have yet been discovered on the property. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis.

EARNINGS  (LOSS)  PER  COMMON  SHARE

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standard No. 128 "Earnings Per Share". Under the Provision of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to the common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, consisting of common shares issuable upon the exercise of stock options are included in diluted net income (loss) per share to the extent such shares are dilutive. At September 30, 2005 (unaudited), there were no variances between the basic and diluted loss per share as there were no potentially diluted securities outstanding.


(2)     RELATED  PARTY  TRANSACTIONS

The Company's president, who is also a director, contributed the use office space, including the use of telephone, to the Company for all periods presented. The office space was valued at $350 per month based on the market rate in the local area and telephone charges estimated and valued at $200 per month. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $4,950 (unaudited) and $4,950 (unaudited) for the nine months ended September 30, 2005 and 2004 respectively.

                              HENLEY VENTURES, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

The president, who is also a director, contributed management services to the Company for the periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $500 per month based on the level of service performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $4,500 (unaudited) and $4,500 (unaudited) for nine months ended September 30, 2005 and 2004.respectively.

From January 3, 2001 (date on inception) through period ended December 31, 2004, the directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totalling $8,460. This balance remains outstanding at December 31, 2004, and is included in the accompanying financial statements as Indebtedness of related parties. Interest expense related to the unpaid balance is contributed by the Company's president, director, and shareholder and is calculated at 5% per annum with a corresponding credit to additional paid-in capital in amount of $656 (unaudited) and $359 (unaudited) for nine months ended September 30, 2005 and 2004 respectively.

In December 2001, the Company sold 350,000 shares of its restricted common stock to its officers and directors for $3,500 or $.01 per share.

(3)     INCOME  TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company offset operating profits during the three months ended September 30, 2005 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulting in $-0- income taxes.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

PLAN  OF  OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Henley Ventures Inc. ("Henley") and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Henley presently has minimal day-to-day operations; mainly comprising the maintaining of the Red Bird claim in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the "SEC") as required.

LIQUIDITY  AND  CAPITAL  RESOURCES

Henley has had no revenue since inception and its accumulated deficit is $115,293. To date, the growth of Henley has been funded by the sale of shares and advances by its directors in order to meet the working capital requirements of Henley and maintaining the Red Bird claim in good standing.

The plan of operations during the next twelve months will be to maintain the Red Bird claim in good standing with the Province of British Columbia and meet its filing requirements. Presently, Henley does not have the funds to consider any additional mineral claims. Management is considering the raising of additional funds through the sale of shares, obtaining advances from its directors or obtaining funds from institutional lenders guaranteed by its directors. No decision as to the price and number of shares to be issued has been decided upon nor what method of funding is best for the Company and its shareholders.

Funds  required  over  the  next  twelve  months

Management estimates that a minimum of $19,800 will be required over the next twelve months to pay for such expenses as bookkeeping ($4,500), auditing ($8,500), exploration activities on the Red Bird claim ($5,800), office and miscellaneous ($500), and payments to the transfer agent ($500). The above noted figure does not include amounts owed to third party creditors in the amount of $15,330 as at September 30, 2005. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be approximately $35,130. At present Henley does not have these funds, having only $1,940 in its bank account, and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Henley's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

Business  Development

Henley is located at the business address of Sam Hirji, its President and Director, on the 3rd Floor at 830 West Pender Street, Vancouver, B.C., Canada. Henley has not been a party to any bankruptcy, receivership or similar proceedings since its inception. Henley has not been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Henley is a company without revenue, with little or no assets, having incurred losses since its inception. It has relied on loans from Sam Hirji and from the sale of its common stock to give it money.

Henley is considered to be in the pre-exploration stage (being engaged in the search of mineral deposits (reserves) and is not considered to be in the development or production stage) without any assurance that a commercially viable mineral deposit, a reserve, exists on its mineral claim until appropriate exploration work is done and a comprehensive study based upon such work concludes legal and economic feasibility. A reserve is, defined as by Industry Guide 7, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "ore" (a natural occurrence of one or more minerals that may be mined and sold at a profit or from which some part may be profitably separated) when dealing with metalliferous minerals (metal bearing ore).  Reserves  are  either  "proven" or "probable" and are defined as follows:

Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves is well-established.

Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used in proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
There is no assurance a commercially viable mineral deposit exists on the Red Bird. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined for the Red Bird. Henley's ability to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee Henley will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds will be required to complete the acquisition or participation, and Henley may not be able to obtain such financing on terms which are satisfactory to it. There is substantial doubt regarding Henley's ability to continue as a going concern. Henley's plans for its continuation as a going concern include financing its operations through sales of its common stock. If Henley is not successful with its plans, its shareholders and any future investors could then lose all or a substantial portion of their investment.

Henley has the rights to the minerals on the Red Bird but does not have the rights to any placer minerals (being minerals contained in the overburden which is above the hard rock) or to coal. The placer rights could be staked by Henley but it feels with limited overburden on the majority of the Red Bird there is no need to do so at the present time. If, during the exploration program, placer minerals are found to be of value, Henley will immediately stake the Red Bird for placer.

Other  mineral  properties

Henley has not found any other mineral properties either for staking or purchase but will seek other mineral properties during the next few years to diversify its holdings. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of its shares. Henley has no intention of purchasing for cash or other considerations any mineral properties from its officers and/or directors.

Henley's  Principal  Product  or  Services

Henley's principal product will be the sale of gold and silver that can be extracted from the Red Bird when, and if ever, a commercially viable ore reserve is discovered. There is no assurance a commercially viable ore reserve will ever be identified and whether, if identified, it will be of the size and grade to be economical. If we do not discover a commercially viable mineral deposit, we will have no principal product.

The Red Bird is held by one modified grid claim and five 2-post claims as shown below:





            Claim            Tenure      Number of        Current Expiry
            Name             Number        Units               Date
         -----------       ----------   ----------        --------------
          Red Bird .         412526           20          July 23, 2006
          Red Bird 1         412527            1          July 23, 2006
          Red Bird 2         412528            1          July 23, 2006
          Red Bird 3         412529            1          July 23, 2006
          Red Bird 4         412530            1          July 23, 2006
          Red Bird 5         412531            1          July 23, 2006




These claims are registered in the name of Richard J. Billingsley under his personal Free Miners' License # 139085. Henley is in procession of a signed Bill of Sale Absolute giving ownership of the mineral rights to the Red Bird to it.

Current  State  of  Exploration  on  the  Red  Bird

The Red Bird is a large claim block which covers a number of old gold and copper showings, which were first discovered in the early part of the last century. A considerable amount of somewhat disjointed exploration, including geochemistry, geophysics, geology, trenching and diamond drilling has been completed since 1965; prior to Henley obtaining the Red Bird. However, due to the number of different operators the database is somewhat fragmented. As a consequence, the strategy behind some of the diamond drill programs is not immediately clear from the available reports.

     The  Red  Bird  has  a  long  history of extensive work as indicated below.

     In 1905, Boulder Mining Company developed several shafts and tunnels. A period between 1908 and 1918 was relatively inactive due to the First World War. In 1918, extensive surface and underground exploration was resumed and several veins were discovered which could be traced along strike for hundreds of feet. These veins were relatively lower-graded and therefore were not developed at the time. Little work was carried out on the claim until the middle of the 1960s.

     In 1965, Copper Mountain Consolidated Ltd. carried out bulldozer trenching near the old workings and diamond drilled 5 holes totaling 1,250 feet. Between 1966 and 1967, Copper Mountain Consolidated Ltd. continued to explore the Red Bird by bulldozer trenching, geophysical and geochemical surveys.

     In 1967, Nelway Mines Ltd. acquired and explored the Red Bird with geochemical surveys and diamond drilling.

     Between 1971 and 1974 Gold River Mines Ltd. explored the claims by extensive line cutting, soil sampling, magnetometer and VLF-EM surveys and drilling a total of 33 holes totaling 5,800 feet

     In 1978, Northern Lights Resources Ltd. conducted a ground magnetometer survey and drilled two diamond drill holes, totaling 366 feet.

..     In 1979, Kenman Resources Ltd., in conjunction with Ventures West Minerals
Ltd., began a program of detailed geological mapping of various previous showings with a program of soil sampling.

     In 1980, Brican Resources Ltd. acquired the rights held by Kenman Resources Ltd. and began a program of systemic surface exploration. In 1984, a lithogeochemcial survey was conducted over parts of the property and a detailed magnetometer survey was completed.

     In 1985, Aberford Resources Ltd. conducted geological, geochemical and geophysical surveys on the northern part of the property. In addition, in 1986 Aberford Resources Ltd. conducted extensive trenching.

     In 1997, two diamond drill holes were completed for a total of 540 feet by Harold Adams of Tulameen but there was no significant mineralization in the core.

     Between 1994 and 2002 two individuals, T. Lisle and E. Ostensoe held parts of the area of the Red Bird and filed numerous assessments reports documenting their mainly geological mapping efforts.

Work  Completed  on  the  Red  Bird

Since the acquisition of the Red Bird, Henley has not undertaken any exploration work on the any part of the claim.

A proposed exploration program which would undertake further geochemical sampling by way of the establishment of a grid to obtain soil and rock samples for assaying is recommended as an initial stage. Subsequently, deeper penetrating geophysical survey is recommended in the Lockie Creek hornfels zone and tightly controlled ground magnetometer survey over the entire property is also recommended.

Contingent on attractive targets being identified by the above work, together with a synthesis of older data, Phase III diamond drilling is recommended to further test these targets contingent on success of Phases I and II.

Further geochemical sampling and deeper penetrating geophysical surveys is recommended in the Lockie Creek hornfels zone and tightly controlled ground magnetometer survey over the entire property is recommended.

Contingent on attractive targets being identified by the above work, together with a synthesis of older data, Phase III diamond drilling is recommended to further test these targets contingent on success of Phases I and II. A cost estimate is included below outlining Phase I - $5,800 and Phase II - $96,000.

Contingent on attractive targets being identified by the above work, together with a synthesis of older data, Phase lll diamond drilling is recommended to further test these targets contingent on success of Phases I and II. A cost estimate is included below outlining contingent Phase III of $270,000.

CAUTIONARY  NOTE  REGARDING  FORWARD  LOOKING  STATEMENTS

Certain statements contained, or incorporated by reference, in this Form 10Q-SB are "forward-looking" statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by Henley, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Henley, economic and market factors and the industries in which Henley does business, among other things. These statements are not guarantees of future performance and Henley has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Henley's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, Henley's ability to raise capital, develop or explore the Red Bird, or discover any valuable reserves at all on Henley's Red Bird claim. At the present time, there is no assurance whatsoever that Henley will discover any commercially valuable reserves of any kind on

Henley's claim. In such event, Henley's entire investment in such claim would be worthless. Other important risk factors include changes in laws or regulations effecting Henley or its industry, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Henley does business, especially those affecting the mining industry.

Risk  Factors

1. Being a start up company, Henley has the inherent risks of not knowing the potential, if any, of the Red Bird, identifying quality people who are familiar with the exploration business, learning the various regulatory requirements associated with being a public company.

     Henley is in the start up stage; being a relatively new business only incorporated in January 2001, thereby having relatively little experience in operating itself. First, it has never undertaken a significant exploration program since, in the past, it has only done work to maintain the HV claim in good standing; a claim with Henley no longer has any interest in. Undertaking a major exploration program will require knowledge, which the majority of the directors and officers do not have. Regardless of the results, Henley has never assessed the merits of a mineral property regarding whether future exploration is warranted. Second, Henley will have to interview professional staff to work on the Red Bird claim which might be difficult for its directors to do unless Terry Heard is available to assist them since neither Mr. Hirji, the individual responsible for the day to day operations of Henley, nor Mr. Moeller have any geological experience. In the event there is a shortage of professional people in British Columbia, Henley's chances in obtaining experienced people will be more difficult since the majority of professionals would rather work for a company which is well known and has an inventory of mineral claims. Third, Henley has never had to prepare on reports such as financial statements, budgets and notices to our shareholders.

2. Since January 3, 2001, Henley's date of inception, it has not made any revenue and may never generate revenue, and has accumulated losses of $115,293, which might result in Henley having to cease its operations.

     Since Henley's inception on January 3, 2001, it has made no revenue and as at September 30, 2005 has accumulated losses of $115,293. Since it has no current operations, all money spent by it on the exploration of the Red Bird will increase its accumulated losses since it is extremely unlikely it will be able to earn any revenue for a minimum of more than 5 years. First, Henley will have to explore the Red Bird by establishing a grid allowing it to take rock and soil samples for assaying to determine if there exists any mineralization on the Red Bird. Henley's initial exploration of the Red Bird will cost it approximately $5,800. If there is mineralization, it will have to extend the grid and also take additional samples from within the original grid to determine the extent of mineralization. As a minimum, the sampling of rocks and soils using the grid could take two to three years and cost Henley approximately $96,000. All expenses during this time will increase its accumulated losses. If the results are still favourable, Henley will consider a diamond drilling program. Drilling is expensive and has been estimated, including some exploration work, at a cost of $270,000. The number of holes to be drilled is unknown. Again, the accumulated losses will continue to increase without any revenue being generated. There is the possibility Henley might never generate any revenue and eventually have to cease its operations.

3. The lack of sufficient funds to meet its financial obligations over the next twelve months of $35,130 might result in its shareholders losing their entire investment if Henley is force to discontinue operations permanently.

     With only $1,940 in its bank account as at September 30, 2005 and its estimated money required for operations over the next twelve months being $35,130, Henley does not have sufficient funds to meet its future obligations, which might result in its stockholders losing their total investment in Henley.

4. The mineral rights to the Red Bird are not held in the name of Henley, which could result in the mineral rights being transferred to a third party without the knowledge of Henley.

     The rights to the minerals on the Red Bird are recorded in the name of Richard J. Billingsley, an unrelated party to Henley, and even though it has a signed Bill of Sale Absolute it is exposed and might lose its interest in the minerals on the Red Bird. Mr. Billingsley is on record with the Ministry as the registered owner of the Red Bird and without Henley's consent and knowledge, he could transfer the rights to a third party which would result in a lengthy legal case where, at the end, the case could be decided against Henley's interest. Unless Henley registers with the Ministry its rights to the minerals on the Red Bird there is no assurance it will retain its interest to it.

5. No matter how much money is spent on the Red Bird, the risk is that Henley might never identify a commercially viable ore reserve.

     No matter how much money is spent over the years on the Red Bird, Henley might never be able to find a commercially viable ore reserve. Over the next twelve months, Henley will complete Phase I of the exploration program at a cost of $5,800. Over the next ten or more years, it could spend a great deal of money on the Red Bird and never advance mineralization-wise from the point where it is today. In other words, there is the distinct probability the Red Bird does not contain any reserves, as defined by Industry Guide 7, and any funds spent on exploration will probably be lost.

6. Even with positive results during exploration, the Red Bird might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

     Henley might be successful, during its future exploration programs, to identify a source of minerals of good grade but not in the tonnage required to enter into commercial production. If the cost of extracting the minerals on the Red Bird is in excess of the selling price of the minerals, Henley will not be able to develop the Red Bird. In other words, having satisfactory ounces per ton with low tonnage would not allow Henley to economically extract the minerals from the Red Bird. This being the case, Henley would either have to abandon the Red Bird and seek another mineral claim or cease operations all together.

7. During Henley's exploration programs, it will be subject to workers' accidents, climatic changes or difficult terrain which might delay its exploration program, cost more money than originally budgeted or eventually cause Henley to cease operations.

     Being a small pre-exploration company, Henley will be subject to many risks and hazards associated with undertaking its exploration program. First, individual workers on the Red Bird might be injured from twisting their ankles or breaking their legs from falls or slipping on fallen trees and shrubs. Second, during the summer months, the Red Bird will be subject to forest fires, which would result in it abandoning the Red Bird quickly thereby interrupting Henley's exploration program. On the other hand, during the spring and winter months, the Red Bird will be subject to snow and flood conditions which will cause hardship on Henley's exploration activities. Third, the terrain of the Red Bird comprises hills, broken ground rocks, trenches, fallen trees and maybe unknown addits. These hazards will delay Henley's exploration when it is confronted with them.

8. Without performing a survey on the Red Bird, Henley is uncertain as to its exact boundaries, which might eventually lead to litigation trying to defend its rights to its minerals.

     Henley has not performed a survey to determine the exact boundaries of the Red Bird and, therefore, there is uncertainty as to its exact location. Henley has, nevertheless, filed its information with the Ministry, which gives it the rights to the minerals thereon, excluding coal and placer. When, and if, Henley discovers a commercially viable ore reserve on the Red Bird, it would be extremely important to have undertaken a survey on the

     Red Bird since Henley does not know what legal claims will be filed against it. For example, there may be unregistered agreements, transfers or native land claims which will only surface once Henley has identified an ore reserve. Even though it realizes, without a survey, there could be litigation against it, Henley is presently not prepared to undertake a survey on the Red Bird.

9. Within the exploration industry, there are many small and large exploration companies seeking money, exploration properties and professional staff which Henley, as a small under-financed company, will not be able to compete with thereby limiting its future growth.

     Within North America, there are many large and small exploration companies all seeking money, properties of merit and professional staff to work for them. The competition is overwhelming with the larger exploration companies commanding the biggest piece of the pie with regards to money, properties and professional staff. Henley is not able to compete with these larger exploration companies and it will not try. The smaller exploration companies are often more well known, better financed and have full time professional staff which will allow them to identify properties of merit. At the present time, due to Henley's lack of money, it is doubtful if Henley can compete against these smaller companies in obtaining money, properties and professional staff.

10. The majority of Henley's directors have no history managing an exploration company and its property, which will increase its costs if it has to hire professional staff to undertake various management functions.

     Neither Sam Hirji, Principal Executive Officer, President and Director, responsible for day to day operations, nor Herbert Moeller, Principal Financial Officer, Principal Accounting Officer and Secretary Treasurer, have had any experience in managing an exploration company and its properties. Only Terry Heard, a Professional Geologist, has had any experience in running an exploration company and management exploration properties. In the event Terry Heard is not available to oversee the work programs on the Red Bird, Henley will have to consider hiring a geologist to oversee any exploration program undertaken on the Red Bird including hiring of workers, purchase to the required equipment and supplies, overseeing the daily exploration work and compiling the results. This will become an expense to Henley, which it might have avoided if Terry Heard was available or one of Henley's other directors had exploration experience.

11. If the Red Bird does not prove to have a commercially viable ore reserve on it, Henley's lack of money puts serious doubt on whether it could acquire another mineral property thereby allowing it to stay in operations.

     Presently, Henley holds the mineral rights to the Red Bird claims and no other claim. If, in the future, it is unable to raise additional money it will not be able to acquire another mineral property in addition to the Red Bird. The raising of money might become extremely difficult in the event no commercially viable ore reserve is identified on the Red Bird, therefore not allowing Henley to have surplus funds to seek out and identify another mineral claim. Therefore, the acquisition of another mineral claim is seriously in doubt.

The foregoing plan of operations contains forward-looking statements that are subject to the risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations.

ITEM  3.     CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
-------------------------------------------------------------

Henley's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Henley's controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the date within 90 days of the filing of this quarterly report on Form 10-QSB (the
"Evaluation Date"), have concluded that as of the Evaluation Date, Henley's disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)     Changes  in  Internal  Controls
        -------------------------------

There were no significant changes in Henley's internal controls or in other factors that could significantly affect Henley's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                           PART 11 - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

There are no legal proceedings to which Henley is a party or to which its mineral claim is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

               None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

               None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Henley  has  not  had  a  meeting  of  stockholders  since  its  inception.

ITEM  5.     OTHER  INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

1.   Certificate  of  Incorporation,  Articles  of  Incorporation  and  By-laws

1.1 Certificate of Incorporation (incorporated by reference from Henley's Registration Statement on Form SB-2 filed on February 1, 2005)

1.2  Articles  of  Incorporation  (incorporated  by  reference  from  Henley's
     Registration  Statement  on  Form  SB-2  filed  on  February  1,  2005)

1.3 By-laws (incorporated by reference from Henley's Registration Statement on Form SB-2 filed on February 1, 2005)

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

99.3 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

(b)     Reports  on  Form  8-K

None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2005


HENLEY  VENTURES  INC.
      (Registrant)


     /s/  "Sam  Hirji"
     -----------------
           Sam  Hirji
     Chief  Executive  Officer
     President  and  Director



     /s/  "Herb  Moeller"
     --------------------
          Herb  Moeller
      Chief  Financial  Officer
     Chief  Accounting  Officer