Form 10KSB
period 2006-02-28
HENLEY VENTURES INC
filed 2006-03-30
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
                            For the fiscal year ended   December 31, 2005

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the transaction period from    to

                            Commission File number   333-122449

HENLEY VENTURES INC.
                        (Exact name of Company as specified in charter)

Nevada                                  98-0359930
State or other jurisdiction of incorporation or organization                          (I.R.S. Employee I.D. No.)

3rd Floor - 830 West Pender Street
Vancouver, British Columbia, Canada                                 V6C 1J8
(Address of principal executive offices)                                    (Zip Code)

Issuer’s telephone number                   1-604-683-6991

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                        Name of each exchange on which registered
None                                  None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Henley was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1) Yes [X] No [ ]               (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Henley’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Henley. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 2005, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 2005, Henley has 1,450,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Henley was incorporated as Henley Ventures Inc. by Articles of Incorporation dated January 3, 2001 pursuant to laws of the State of Nevada. Our executive offices are located at 3rd Floor - 830 West Pender Street, Vancouver, British Columbia, Canada, V6C 1J8 (Tel: 604-683-6991; Fax: 604-681-1775). Presently, we do not have any subsidiaries, affiliated companies or joint venture partners.

We have no current operations since we have not commenced any exploration work on the Red Bird. In addition, we have no revenues and very limited operations since our incorporation. We acquired the Red Bird by way of a Bill of Sale Absolute from Richard J. Billingsley on July 28, 2004. This Bill of Sale Absolute has not been filed with the Ministry and therefore the claims are still in the name of Richard Billingsley. We have not registered with the Ministry the Red Bird under Henley’s name due to not having the money available to do so. First, we would have to incorporate a British Columbia company at a cost of approximately $385, apply for a British Columbia Electronic Identification Number, the number assigned by the government to an individual or company wishing to acquire the rights to a mineral claim, at a cost of $20 and obtain a Free Miners License at a further cost of $400. The only way to ensure the Red Bird is not transferred to a third party without the knowledge of Henley is to have the Red Bird registered in the name of Henley - refer to Risk Factor #10 on page 8 and page 12. In addition, Henley does not own the land comprising the Red Bird but has only the rights to the minerals thereon. The land is owned by the Province of British Columbia; known as the Crown. We have the rights to all minerals below the overburden, being the dirt above the hard rock, except for coal which must be applied for under a separate license. We will not apply for the coal rights. In addition, we do not have the rights to any placer minerals; being particles of gold, gemstones or other heavy minerals of value contained within the overburden. To have the rights to placer minerals would result in us having to “stake” the Red Bird specifically for placer minerals. We will obtain the placer rights only if, during our exploration program, we verify there are placer minerals of value on the Red Bird. There are no proven ore reserves on the Red Bird. Therefore, any expenses incurred in exploring the Red Bird are expensed during the period they are incurred.

Our auditors have expressed substantial doubt about our ability to continue as a going concern - refer to page 36. We have cash of $1,920 as at December 31, 2005 with prepaid expenses of $300, and have liabilities of $42,187 of which $23,071 is owed to our directors. Since our inception we have incurred accumulated losses of $124,031. We anticipate minimum operating expenses for the next twelve months of $30,416 (page 21). It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time.

We currently have two officers that devote an immaterial amount of time to our business. For example, one of our officers devotes approximately 10 hours per month to our business and our other officer devotes approximately 5 hours per month to our business.

We will have to raise money to meet our obligations during the next twelve months in the amount of approximately $30,416 - refer to page 21 and Risk Factor #1 on page 5.

We have a 100 percent interest in the mineral rights on certain claims in British Columbia, Canada called the Red Bird Property (the “Red Bird”). The claim consists of approximately 1,544 acres. It is 93 air miles northeast of Vancouver, British Columbia. We have not yet undertaken any exploration work on the Red Bird. There is no assurance we will find a commercially viable mineral reserve on the Red Bird. The Red Bird is in good standing until July 23, 2006 at which time assessment work or cash in lieu of assessment work will have to be filed with the Ministry of Energy and Mines for the Province of British Columbia (the “Ministry”) in the amount of approximately $2,200 to keep it in good standing for a further twelve months.

On the Red Bird claim, Henley is focusing on precious metals; being gold and silver.

Management anticipates Henley’s shares will be qualified on the system of the National Association of Securities Dealers, Inc. (“NASD”) known as the OTC Bulletin Board (the “OTCBB”).

Henley has 1,450,000 shares outstanding.

Henley is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB.

The shareholders may read and copy any material filed by Henley with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Henley has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Henley has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Henley and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Henley presently has minimal day-to-day operations; consisting mainly of maintaining the Red Bird claim in good standing and preparing the reports filed with the SEC as required.

RISK FACTORS

This prospectus also contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline, when and if it is ever quoted on the OTCBB.

1.	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Cordovano and Honeck, LLP, our auditors, are concerned as to whether we will be able to continue as a going concern unless adequate financing is obtained in the near future. Presently, we owe our auditors $3,000, our in-house accountant $11,000 and $116 for unpaid office expenses. In addition, our President, Mr. Sam Hirji, is owed $17,883, Mr. Moeller, our Chief Financial Officer, is owed $187 and Mr. Terry Heard, one of our Directors, is owed $5,000. During the next twelve months, we will require $30,416 to maintain our operations. If we were required to settle all the above amounts owed or to be incurred in the future at a single time, we would require cash of $42,187. We do not have these funds on hand. The only availability of funds will be from the issuance of treasury shares. If we cannot attract funds from this source, we might cease to operate as a going concern.

2.
We have two part time officers who have not managed an exploration company and are unfamiliar with the reporting requirements of a public company which will increase our overall costs if we are required to hire professional personnel to attend to our affairs.

None of our two officers work full time for us due to having other business interests which take the majority of their time. Only Terry Heard, one of our directors and a professional geologist, has had any experience in managing an exploration company but, like Herb Moeller, Principal Accounting Officer, has never been involved with the filing of various forms with the SEC. For example, when Henley is subject to reporting requirement, we must file information with the SEC about:

● our operations;
● our officers, directors and certain shareholders, including salaries, various fringe benefits and transactions between Henley and management;
● the financial condition of Henley, including financial statements audited by an independent certified public accountant; and
● our competitive position and material terms of contracts and lease agreements.

We must continue to file these reports with the SEC as long as our securities are traded on the OTCBB. On an annual basis we will have to seek a shareholder vote on corporate matters thereby requiring us to provide a proxy statement to our shareholders, together with a proxy card. Our director, officers and any shareholder who acquired more than five percent of our outstanding shares must file beneficial owners’ reports. Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Henley and this will increase the overall cost of operations.

3.
Being a start up company, we have the inherit risks of not knowing the potential, if any, of the Red Bird, identifying quality people who are familiar with the exploration business, learning the various regulatory requirements associated with being a public company and not knowing a market maker who will obtain us a quotation on the OTC Bulletin Board.

Henley is in the start up stage; being a relatively new business only incorporated in January 2001, thereby having relatively little experience in operating itself. First, we have never undertook a significant exploration program on the Red Bird claims but will to do before July 23, 2006. Undertaking a major exploration program will require knowledge which the majority of the directors and officers do not have. Regardless of the results, we have never assessed the merits of a mineral property regarding whether future exploration is warranted. Second, we will have to interview professional staff to work on the Red Bird claim which might be difficult for our directors to do unless Terry Heard is available to assist them since neither Mr. Hirji, the individual responsible for the day to day operations of Henley, nor Mr. Moeller have any geological experience. In the event there is a shortage of professional people in British Columbia, our chances in obtaining experienced people will be more difficult since the majority of professional would rather work for a company which is well known and has an inventory of mineral claims. Third, we have never had to prepare on a regular basis reports such as financial statements, budgets and notices to our shareholders. To date we have only filed a Form 10Q-Sb relating to the first quarter since Henley’s registration statement became effective. Fourth, we will have to identify a market marker to make an application to the NASD so that our shares can be quoted on the OTCBB. Market makers might not wish to quote a start up company and therefore we might never have our shares quoted on the OTCBB.

4.
Since January 3, 2001, our date of inception, we have not made any revenue and may never generate revenue, and have accumulated losses of $124,031 which might result in Henley having to cease its operations.

Since our inception on January 3, 2001, we have made no revenue and as at December 31, 2005 have accumulated losses of $124,031. Since we have no current operations, all money spent by us on the exploration of the Red Bird will increase our accumulated losses since it is extremely unlikely we will be able to earn any revenue for a minimum of more than 5 years. First, we will have to explore the Red Bird by establishing a grid allowing us to take rock and soil samples for assaying to determine if there exists any mineralization on the Red Bird. Our initial exploration of the Red Bird will cost us approximately $2,200 as a minimum and if we wish to undertake Phase 1 of the recommended work program it will cost us $5,800. If there is mineralization, we will have to extend the grid and also take additional samples from within the original grid to determine the extent of mineralization. As a minimum, the sampling of rocks and soils using the grid could take two to three years and cost us approximately $96,000. All expenses during this time will increase our accumulated losses. If the results are still favorable, we will consider a diamond drilling program. Drilling is expensive and has been estimated, including some exploration work, at a cost of $270,000. The number of holes to be drilled is unknown. Again, the accumulated losses will continue to increase without any revenue being generated. There is the possibility we might never generate any revenue and eventually have to cease our operations.

5.
Without sufficient funds to meet our financial obligations over the next twelve months of $30,416, might result in our shareholders losing their entire investment if Henley is force to discontinue operations permanently.

With only $1,920 in our bank account as at December 31, 2005 and our estimated money required for operations over the next twelve months being $30,416, we do not have sufficient funds to meet our future obligations which might result in our stockholders losing their total investment in Henley.

6.	Penny stock rules may result in fewer brokers willing to make a market in our shares thereby reducing liquidity to our shareholders.

The penny stock rules adopted by the Securities and Exchange Commission may result in fewer brokers making a market in our shares when, and if, we obtain a quotation on the OTCBB. Penny stocks are generally equity securities with a price less than $5.00. It is extremely doubtful our share price will trade above the $5.00 level in the near or foreseeable future. Therefore, the penny stock rule might result in fewer brokers willing to make a market in our shares, due to the imposition of additional sales practices as more fully described on page 20, resulting in liquidity to our stockholders being restricted.

7.	Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

We are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares. Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. It is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the NASD personnel; and

●	We will not be quoted on the OTCBB unless we are current in our reports; being as a minimum Forms 10K-SB and 10Q-SB, filed with the SEC or other regulatory authorities;
,
Presently, we estimate the time it will take us to become effective with this prospectus will be six months and twelve to eighteen weeks to be approved for a quotation on the OTCBB. We cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB. If this is the case, there will be no liquidity for the shares of our shareholders.

8.
If a market develops for our shares the risk will be that our shares might be thinly traded with wide share price fluctuations resulting in analysts not being interest in our trading shares which will eventually result in permanent lower share prices.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●    Increased competition and/or variations in mineral prices;
●    Our ability or inability to generate future revenues; and
●    Market conception of the future of the mineral exploration industry.

In addition, if our shares are traded on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

9. If we have to sell treasury shares, there will be a dilution effect to our shareholders resulting in their percentage ownership in Henley being reduced accordingly.

We feel the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in Henley is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

10.	The mineral rights to the Red Bird are not held in the name of Henley which could result in the mineral rights being transferred to a third party without the knowledge of Henley.

The rights to the minerals on the Red Bird are recorded in the name of Richard J. Billingsley, an unrelated party to Henley, and even though we have a signed Bill of Sale Absolute we are exposed and might lose our interest in the minerals on the Red Bird. Mr. Billingsley is on record with the Ministry as the registered owner of the Red Bird and without our consent and knowledge, he could transfer the rights to a third party which would result in a lengthy legal case where, at the end, the case could be decided against our interest. Unless we register with the Ministry our rights to the minerals on the Red Bird there is no assurance we will retain our interest to it.

11.	No matter how much money is spent on the Red Bird, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Red Bird, we might never be able to find a commercially viable ore reserve. Prior to losing the mineral rights to the HV, we spent $7,665 on exploration work and on the Red Bird we acquired it, including the preparation of a geological report, for $5,030. Over the next twelve months we will complete Phase I of the exploration program at a cost of $5,800. Over the next ten or more years, we could spend a great deal of money on the Red Bird and never advance mineralization-wise from the point where it is today. In other words, there is the distinct probability the Red Bird does not contain any reserves and any funds spent on exploration will probably be lost.

12.	Even with positive results during exploration, the Red Bird might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during our future exploration programs, to identify a source of minerals of good grade but not in the tonnage required to enter into commercial production. If the cost of extracting the minerals on the Red Bird is in excess of the selling price of the minerals, we will not be able to develop Red Bird. In other words, having satisfactory ounces per ton with low tonnage would not allow us to economically extract the minerals from the Red Bird. This being the case, we would either have to abandon the Red Bird and seek another mineral claim or cease operations all together.

13.
During our exploration programs, we will be subject to workers’ accidents, climatic changes or difficult terrain which might delay our exploration program, cost more money than originally budgeted or eventually cause Henley to cease operations.

Being a small pre-exploration company, we will be subject to many risk and hazards associated with undertaking our exploration program. First, individual workers on the Red Bird might be injured from twisting their ankles or breaking their legs from falls or slipping on fallen trees and shrubs. Second, during the summer months, we will be subject to forest fires which would result in us abandoning the Red Bird quickly thereby interrupting our exploration program. On the other hand, during the spring and winter months, the Red Bird will be subject to snow and flood conditions which will cause hardship on our exploration activities. Third, the terrain of the Red Bird comprises hills, broken ground rocks, trenches, fallen trees and maybe unknown adits. These hazards will delay our exploration when we are confronted with them.

14.	Without performing a survey on the Red Bird, we are uncertain as to its exact boundaries which might eventually lead to litigation trying to defend our rights to its minerals.

We have not performed a survey to determine the exact boundaries of the Red Bird and, therefore, there is uncertainty as to its exact location. We have, nevertheless, filed our information with the Ministry which gives us the rights to the minerals thereon, excluding coal and placer. When, and if, we discover a commercially viable ore reserve on the Red Bird, it would be extremely important to have undertaken a survey on the Red Bird since we do not know what legal claims will be filed against us. For example, there may be unregistered agreements, transfers or native land claims which will only surface once we have identified an ore reserve. Even though we realize, without a survey, there could be litigation against us, we are presently not prepared to undertake a survey on the Red Bird.

15.
Within the exploration industry there are many small and large exploration companies seeking money, exploration properties and professional staff which we, as a small under-financed company, will not be able to compete with thereby limiting our future growth.

Within North America there are many large and small exploration companies all seeking money, properties of merit and professional staff to work them. The competition is overwhelming with the larger exploration companies commanding the biggest piece of the pie with regards to money, properties and professional staff. We are not able to compete with these larger exploration companies and we will not try. The smaller exploration companies are often more well known, better financed and have full time professional staff which will allow them to identify properties of merit. At the present time, due to our lack of money, it is doubtful if we can compete against these smaller companies in obtaining money, properties and professional staff.

16.
The majority of our directors have no history managing an exploration company and its property which will increase our costs if we have to hire professional staff to undertake various management functions.

Neither Sam Hirji, Principal Executive Officer, President and director responsible for day to day operations, nor Herbert Moeller, Principal Financial Officer, Principal Accounting Officer and Secretary Treasurer, have had any experience in managing an exploration company and its properties. Only Terry Heard, a Professional Geologist, has had any experience in running an exploration company and management exploration properties. In the event Terry Heard is not available to oversee the work programs on the Red Bird, we will have to consider hiring a geologist to oversee any exploration program undertaken on the Red Bird including hiring of workers, purchase to the required equipment and supplies, overseeing the daily exploration work and compiling the results. This will become an expense to Henley which we might have avoided if Terry Heard was available or one of our other directors had exploration experience.

17.
If the Red Bird does not prove to have a commercially viable ore reserve on it, our lack of money puts serious doubt on whether we could acquire another mineral property thereby allowing us to stay in operations.

Presently, we hold the mineral rights to the Red Bird claims and no other claim. If, in the future, we are unable to raise additional money we will not be able to acquire another mineral property in addition to the Red Bird. Raising of money might become extremely difficult in the event no commercially viable ore reserve is identified on the Red Bird therefore not allowing us to have surplus funds to seek out and identify another mineral claim. Therefore, presently, the acquisition of another mineral claim is seriously in doubt.

18.	We will be confronted with various governmental regulations and environmental risks that could prevent us from exploring the Red Bird.

The exploration of the Red Bird is subject to extensive federal and provincial laws and regulations governing exploration, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. During our initial exploration stage, all work must be carried out in accordance with the “Mineral Exploration Code - Part II, Health, Safety and Reclamation Code for Mines” in British Columbia as set forth in the Mining Act. This code is to protect workers and the general public while on the Red Bird. We will have to adhere to the “Fire Prevention and Suppression Regulation of the Forest Practice Code of British Columbia Act” which will give us guidelines relating to camp fires, use of explosives and how to conduct ourselves during the times of forest closures. In addition, we will have to adhere at all times to “Bill 57 - Environmental Management Act” where, if we contaminate the soil or underground water on the Red Bird, we will be liable for clean-up. We will use only workers and professionals who are familiar with all aspects of these regulations and Codes during the initial exploration program. At any time, new legislation and regulation could be introduced by either the federal or provincial governments which we are completely unaware with at this time but might have a large impact on our exploration activities. These new regulations might result in increased exploration costs or the delay in undertaking the exploration of the Red Bird.

19.	Not having key man insurance will result in no money being available to find a suitable replacement for a departing director or officer.

At the present time, we do not have an insurance policy for key man insurance in the event that one of our officers and directors decided to leave us. This is important regarding Terry Heard since he is the only geologist on our Board of Directors. If any of our present officers and directors departed we would have to replace them with another individual; preferable with geological background. This will cost money and we presently do not have sufficient money available to attract such a person or to purchase a key man insurance policy.

20.	Not having our directors devote sufficient time to our affairs could result in business decisions not being made on a timely basis which could be detrimental to our future growth.

Sam Hirji spends approximately 10 hours, Herbert Moeller spends approximately 5 hours and Terry Heard several hours each month on the affairs of Henley. Having no full time management results in business decisions not being made on a timely basis and could in the future have a detrimental effect on our growth since outside consultants and advisors might have to be hired on a part time basis.

21.
Our directors and officers have other business interests which takes time away from managing our affairs which might result in the future Henley having to hire professional staff, at substantial cost, to it to attend to its affairs.

Our president, Sam Hirji, is the President of Samco Printers Ltd. in Vancouver, British Columbia, which takes a significant amount of his time. Herbert Moeller is an independent consultant whose time is limited to working on the affairs of Henley. Terry Heard has his own exploration consulting company; being Mount Royale Ventures, LLC. Therefore, we might have to hire independent consultants to undertake the exploration work on the Red Bird claim since Terry Heard is involved in rehabilitating a mine in Boulder, Colorado and therefore might not be available to us when needed. We will require, upon commencement of the start of each Phase of our exploration program, one consulting geologist at a cost of $300 a day to replace Terry Heard. Based on the number of days to complete each Phase, being a total of 66 days, a geologist will cost us approximately $19,800 In addition, since none of our directors and officers are familiar with statutory filings we will have to hire, upon this registration statement becoming effective, a part time in-house accountant at an estimated annual cost of $4,500 to prepare and file the various Form 10Q-SBs and 10K-SB.

Forward Looking Statements

In addition to the other information contained in this Form 10K-SB, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10K-SB including financial statements, attachments and risk factors before considering an investment.

ITEM 2. DESCRIPTION OF PROPERTY
Our Mineral Property

We had one mineral property: the Red Bird claims located in southeastern British Columbia.

(1) The Location and Means of Access to the Red Bird

The Red Bird is located 1.9 miles northwest of Tulameen, British Columbia and is approximately 94 miles from Vancouver, British Columbia. The towns of Coalmont and Princeton on the Southern Trans-Provincial Highway are 17 to 34 miles respectively by paved highway southeast of Tulameen. Elevations vary from 1,850 feet in Lockie Creek to slightly over 5,900 feet on Rabbitt and Boulder Mountains. The Red Bird is at an elevation of 5,783 feet. Access to the Red Bird is provided by a steep four-wheel drive road at the south end of the property.

(2) Conditions to Retaining Title to the Red Bird

On July 28, 2004, we purchased the Red Bird from Richard Billingsley by way of Bill of Sale Absolute.

The Bill of Sale Absolute has not been registered with the Ministry thereby keeping the Red Bird in the name of Richard Billingsley. Refer to Risk Factor 10 on page 8.

The Red Bird is held by one modified grid claim and five 2-post claims as shown below:

Claim Name	Tenure Number	Number of Units	Expiry Date

Red Bird	412526	20	July 23, 2006
Red Bird 1	412527	1	July 23, 2006
Red Bird 2	412528	1	July 23, 2006
Red Bird 3	412529	1	July 23, 2006
Red Bird 4	412530	1	July 23, 2006
Red Bird 5	412531	1	July 23, 2006

As mentioned above, these claims are registered in the name of Richard J. Billingsley under his personal Free Miners’ License # 139085. We are in procession of a signed Bill of Sale Absolute giving ownership of the mineral rights to the Red Bird to us. A mineral claim in the Province of British

Columbia has to be held in the name of a resident of the Province or by a company either incorporated in British Columbia or extra-provincially incorporated. At the present time, we do not wish to extra-provincially incorporate in British Columbia due to the cost. In addition, to obtain a Free Miner’s License, if we were extra-provincially incorporated, would cost $385 whereas there is no cost to us using Richard Billingsley’s Free Miner’s License to hold the Red Bird.

Mineral Title in British Columbia is held via the “Mineral Act”. The Red Bird is kept in good standing by applying appropriate assessment work in the amount of $88 per unit per year for the first three years and then $174 per unit per year thereafter. In the case of the Red Bird, the cost to us for the first three years would be $2,200 and subsequent years would be $4,350.

We have the rights to the minerals on the Red Bird except for placer and coal. Placer is obtained by applying for the rights to placer whereas coal rights are granted under Coal Act of British Columbia. Even though we have the rights to other minerals on the Red Bird, we would have to make a separate application for a lease for placer minerals under the Titles Division of the Ministry. In British Columbia, a lease is a higher form of tenure than a claim. By having a lease there is no production limit whereas a placer claim’s production is limited to 2,000 cubic metres of pay dirt (usually gravel or sand rich enough to be excavated and treated to recover its valuable contents) per year. At the present time, we do not anticipate applying for placer until sufficient exploration work has been performed to warrant the expenditure.

(3) Current State of Exploration on the Red Bird

The Red Bird is a large claim block which covers a number of old gold and copper showings, which were first discovered in the early part of the last century. A considerable amount of somewhat disjointed exploration, including geochemistry, geophysics, geology, trenching and diamond drilling has been completed since 1965; prior to us obtaining the Red Bird. However, due to the number of different operators the database is somewhat fragmented. As a consequence, the strategy behind some of the diamond drill programs is not immediately clear from the available reports.

The Red Bird has a long history of extensive work as indicated below.

●
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

●
In 1965, Copper Mountain Consolidated Ltd. carried out bulldozer trenching near the old workings and diamond drilled 5 holes totaling 1,250 feet. Between 1966 and 1967, Copper Mountain Consolidated Ltd. continued to explore the Red Bird by bulldozer trenching, geophysical and geochemical surveys.

●	In 1967, Nelway Mines Ltd. acquired and explored the Red Bird with geochemical surveys and diamond drilling.

●	Between 1971 and 1974 Gold River Mines Ltd. explored the claims by extensive line cutting, soil sampling, magnetometer and VLF-EM surveys and drilling a total of 33 holes totaling 5,800 feet

●	In 1978, Northern Lights Resources Ltd. conducted a ground magnetometer survey and drilled two diamond drill holes, totaling 366 feet.

.●	In 1979, Kenman Resources Ltd., in conjunction with Ventures West Minerals Ltd., began a program of detailed geological mapping of various previous showings with a program of soil sampling.

●
In 1980, Brican Resources Ltd. acquired the rights held by Kenman Resources Ltd. and began a program of systemic surface exploration. In 1984, a lithogeochemcial survey was conducted over parts of the property and a detailed magnetometer survey was completed.

●
In 1985, Aberford Resources Ltd. conducted geological, geochemical and geophysical surveys on the northern part of the property. In addition, in 1986 Aberford Resources Ltd. conducted extensive trenching.

●	In 1997, two diamond drill holes were completed for a total of 540 feet by Harold Adams of Tulameen but there was no significant mineralization in the core.

●	Between 1994 and 2002 two individuals, T. Lisle and E. Ostensoe held parts of the area of the Red Bird and filed numerous assessments reports documenting their mainly geological mapping efforts.

(4) Present Condition of Red Bird, Work Completed and Proposed Program for Exploration

Present Condition and Climate

The Red Bird is located in a highly mineralized region of southwestern British Columbia in which bulk of mineral occurrences are closely related in their distribution and origin to the volcanic history of the Nicola rocks and co-magnetic intrusives (a mass of igneous rock that, while molten, was forced into or in between other rocks).

A probable stratabound horizon of massive sulfide mineralization has been recognized on the Red Bird. The sulfide horizons appear stratabound, lensoid and showing remarkable potential strike length. Sulfide mineralization is hosted in andesitic to rhyolitic fragmental rocks, which may also replace massive sulfide mineralization along strike as barren pyrite schists. The massive sulfide mineralization is tabular to lensoid in shape and apparently concordant with layering in country rocks, trending northerly and dipping shallowly to the west. Thickness of the horizons ranges from approximately three to twelve feet and sulfide mineralization may contain lenses of acid and intermediate volcanic rocks. Numerous small scale faults transect and offset sulfide mineralization.

The climate is transitional between that of the dry southern interior and the much wetter Coast Mountains to the west. Summers are hot and dry, and winters are cold with heavy snowfall at high elevations.

We will be only able to explore the Red Bird during the late spring or summer due to the snow falls, which could be upwards towards 40 inches, which starts towards the end of October and are basically gone by the end of April. With the snow during the winter, it will make it difficult for us to obtain any soil or rock samples for analysis. To access the Red Bird during the winter, we will have to use snowmobiles.

During the summer months we can assess the Red Bird by four-wheel drive pick-up or by four-wheeler/quad/all terrain vehicle. One problem which we might have to face during the summer, which will reduce our exploration time, will be forest closures due to hot and dry conditions. With the number of recent fires in British Columbia during the last several summers this is a distinct possibility.

Work Completed on the Red Bird

Since the acquisition of the Red Bird we have not undertaken any exploration work on the any part of the claim. In acquiring the Red Bird and in having a geological report prepared on it cost us $2,680.

Proposed Exploration Program

Further geochemical sampling by way of the establishment of a grid to obtain soil and rock samples for assaying is recommend as an initial stage. Subsequently, deeper penetrating geophysical survey is recommended in the Lockie Creek hornfels zone and tightly controlled ground magnetometer survey over the entire property is also recommended.

Contingent on attractive targets being identified by the above work, together with a synthesis of older data, Phase III diamond drilling is recommended to further test these targets contingent on success of Phases I.

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

Contingent on attractive targets being identified by the above work, together with a synthesis of older data, Phase lll diamond drilling is recommended to further test these targets contingent on success of Phases l and ll. A cost estimate is included below outlining contingent Phase III of $270,000. A breakdown of the work to be undertaken during each Phase is shown below:

Phase I

It would be to our advance to locate and re-log the old drill core to determine if there were any significant values. The practice in British Columbia is to leave on the property the residual drill core not sent for assaying. In addition, we should under take geochemical testing in the Lockie Creek to determine if I any significant assay values located there. Areas of interest should have a magnetometer survey performed on it.

Geological mapping, assaying and magnetometer survey	$ 2,300
Transportation	385
Accommodation and meals	385
Data compilation	2,730
Total Phase 1	$ 5,800

It is estimated Phase I will take approximately 10 days using the services of two workers.

Phase II

Depending upon the results of Phase I, areas of interest should be followed up by establishing further geochemical grids for sampling, re-sampling within the original grid the areas of interest, undertaking geological mapping and performing geophysics where needed.

Geological supervision, mapping	$ 23,100
Analytical	7,700
Contract geophysical	19,200
Follow-up geochemical	15,400
Transportation, accommodation and meals	5,400
Field supplies	7,700
Drafting (AutoCAD)	3,000
Line cutting	6,100
Date compilation	4,600
Report preparation	3,000
Word processing and reproduction	800
Total Phase II	$ 96,000

It is estimated Phase II will take approximately 3 weeks using the services of 3 workers and one geologist.

Phase III

Depending on our results under Phase II, we plan to undertake trenching in various locations where the assays indicated a high concentration of mineralization, followed up by a mapping and sampling program including geophysics before we undertake a 9,900 foot drilling program.

Continued geological mapping and drill supervision	$ 29,200
Contract diamond drilling (9,900 metres @ approximately $19.15 per foot)	190,500
Core splitting and handling	6,100
Analytical	7,700
Contract geophysical	8,500
Transportation	3,850
Accommodation and meals	11,100
Field supplies	750
Drafting (AutoCAD)	3,000
Line cutting	4,600
Report preparation	3,000
Word processing and reproduction	1,700
Total Phase III	$ 270,000

Phase III is estimated to take 5 weeks but will require us to supply only a site geologist and one worker to assist the geologist during the drilling program since the drilling company will supply all other personnel.

4 (ii) Description of Equipment and Infrastructure Facilities

We do not have any equipment or facilities.

5. Rock Formation and Mineralization

Within the eastern-central portion of the Red Bird, possible Cretaceous rocks include andesitic tuffs (a rock composed of the finer kinds of volcanic detritus which is usually stratified), breccias (a rock type with angular fragments of one composition surrounded by rock of another composition or texture) and porphyritic dikes. These are characterized by their relatively fresh, blocky nature and maroon to salmon-pink feldspar.

Towards the northern end of the Red Bird, there are exposures of fresh andesitic pyroclastics (rocks that have been produced by explosive or aerial ejection from a volcanic vent), tuffs and conglomeratic fragmentals (with Nicola clasts), which may either represent local Cretaceous units or subacqueous-subaerial Nicola volcanosedimentary units.

The north-central part of the Red Bird is composed essentially of two units, as follows:

1.    andesitic volcanoclastic sediments (intermediate volcanic rocks); and

2.	andesitic tuffaceous pyroclastics (intermediate volcanic rocks with relatively fine fragements).

Both units are schistose (readily split into thin flakes or slabs), chloritized (applies to the roasting of silver ores with salt) and local epidotized (a basic silicate of aluminum, calcium and iron) throughout. Calcareous alternation (rocks that contain calcium carbonate) is common, as a thin calcite lenses (line strips of calcium carbonate), flattened pods and sub-parallel to schistosity (a type of cleavage) and as distinct, rounded blebs (a small, usually rounded inclusion of one mineral in another). These occurrences may reflect secondary alternation and replacement associated with low grade metamorphic events (involving physical transformation).

The central portion of the Red Bird claims are predominately andesite, local dacitic (a fine-grained extrusive rock with intermediate composition), feldspar porphyritic and pyroclastic flows and dykes. Throughout the area the fragments are mainly felsic but there are consistently >3 to 20% mafic fragments (dark mineral fragments). This may reflect the bimodal distribution (contains two main size fractions) of the volcanic source material, which is masked by regional metamorphism. The south-centre of the Red Bird exposures comprise epidotized porphyritic andesitic flows (this is a calcium-iron calc-silicate mineral) as well as andestic tuffaceous pyroclastics. These units appear somewhat fresher in appearance and may represent a later stage Nicola volcanism.

The Red Bird area is structurally complex with a large northerly trending open synclinal to homoclinal sequence (the rocks are folded with the younger rocks surrounded by older rocks), cut by later Cretaceous and Tertiary structures.

Prior mapping work indicates a bedding trend of 010-050° with shallow westerly dips, although directions of 150-170° are locally preserved. The Nicola rocks appear to be drawn-out along 010-050° in response to dilational forces possibly a result of Cretaceous and Tertiary compression and uplift. Clockwise rotation may also have had an effect as well, with sub-horizonal strike-slip faulting producing the dominant 020-040° shear. Late Nicola/Cretaceous units are not as sheared in appearance though they are strongly joined along 150-170°. Later Tertiary events may have produced major faulting. Fracturing at 110-130° is observed to cut both Nicola and Cretaceous units.

Sulfide concentrations within the Red Bird claim area are tabulated as follows:

a.
Intensely silicified, pyritiferous lenses (containing pyrite - “fool’s gold”) occur concordant to volcanic layering. At the Red Bird portal, massive chalcopyrite-quartz lenses (soft mineral similar to pyrite and the most important source of copper) up to 0.5 metre thick are exposed and traceable for short (15-25 metre) distances along strike before pinching out. The wall rock (foot-hanging walls) around the chalcopyrite-pyrite lenses is highly bleached displaying saussurite and sericite alteration. Other workings about 100 metres to the north of the Red Bird also expose similar types of mineralization and occur along the same volcanic horizon. Some of the lenses are predominately massive pyrite with little to no chalcopyrite.

b.
The host rock is an andesitic-dacitic sequence, which is pervasively calcareous and altered to greenschist facies. At the Red Bird portal, the mineralized lenses are also associated with a silicified mylonite zone. The mineralization follows the layered sequence striking 340° to 35° to the west.

Pyrite mineralization is observed along Lockie Creek, within a volcanosedimentary-Cretaceous intrustion and hornfels zone. Sulfides occur as distinct belbs within the Cretaceous porphyritic dyke material as well as fine disseminations located along the planar bedding of the argillaceous volcanosediments. The altered, baked appearance of these units may suggest a metasomatic type mineralization.

Volcanic rocks of the Red Bird claim appear to occur as a relatively simple homoclinal sequence that is complicated by normal and strike slip faulting. North-south strikes and shallow to moderate westerly dips typify the sequence. A weak to moderately well developed foliation is ubiquitous and varies from 130° to 180° in strike (dominantly 160° to 170°) with shallow westerly dips. Intensity of foliation is variable and largely a function of lithology, as finer grained fragmental rocks tend to be more schistose than their coarser counterparts. Layering is difficult to discern due the massive nature of many of the rocks, but where observed is subparallel to the foliation.

Faulting, of probable Tertiary age disturbs the volcanoclastic rocks. It is difficult to determine offset and movement on these faults due to scarcity of outcrop, the relative homogeneity of rocks, lack of distinctive layering and market horizons, and the lensoid nature of units within the sequence and faults are largely recognized by distinctive linear structures. North, northeast trends for faults are dominant but some east-west trends are also evident.

Structural features on the Red Bird claims are very similar to those of the entire belt of Nicola rocks, which are typified by large open folds cut by later faults.

The Red Bird has no proven or probable reserves on it and the above proposed programs are exploratory in nature.

Source of Power on the Red Bird

There is no source of power on the Red Bird. The only power which will be available is the use of a gas operated generator if required during Phase III. This power source will be supplied by the drilling company.

Conclusions and Recommendations

Geological mapping of the volcanic succession is essential in predicting the location of mineralized alkalic plutons. The common occurrence of magnetite with alkalic intrusions suggest the re-plotting and re-interpretation of previous magnetic data will aid in defining target areas. Drilling to test geological targets is envisaged.

Since the bulk of mineral occurrences in Southern Quesnellia are closely related in their distribution and origin to the volcanic history of the Nicola volcanics and co-magnetic intrusives, a detailed geological mapping program is recommended at a scale of 1:2500 on an accurate orthophoto-topographic basemap. All previous work should be incorporated onto this basemap as accuracy permits. In conjunction with this mapping program, all available diamond drill core should be relogged.

Further geochemical sampling and deeper penetrating geophysical surveys is recommended in the Lockie Creek hornfels zone and tightly controlled ground magnetometer survey over the entire property is recommended.

Henley’s Main Product

Henley’s primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Red Bird claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

Henley’s Exploration Facilities

Henley will be exploring and developing, if warranted, the Red Bird claim and does not plan to build any mill or smelter. During the exploration period, Henley can use tent facilities, during the summer months, to house its geological workers or it can obtain hotel accommodation in either the towns of Coalmont or Princeton, British Columbia.

Investment Policies

Henley does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Henley. Presently Henley does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Henley is a party or to which the Red Bird is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders within the last fiscal year and there has been none held since the date of inception. Management plans to hold an Annual General Meeting of Stockholders during 2006.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year, there has been no established trading market for Henley’s common stock. Since its inception, Henley has not paid any dividends on its common stock, and Henley does not anticipate that it will pay dividends in the foreseeable future. As at December 31, 2005 Henley had 39 shareholders; two of these shareholders are an officers and director of Henley.

Option Grants in Last Fiscal Year ended December 31, 2005.

In the fiscal year ended December 31, 2004, w granted Terry Heard 100,000 options at a price of $0.10 per share as shown below.

The stock options outstanding as at December 31, 2005 are as follows:

Option/SAR Grants in Last Fiscal Year
Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/ SAR’s Grants (#)	% of Total Option/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date

Sam Hirji	Nil	Nil	-	-

Herbert Moeller	Nil	Nil	-	-

Terry Heard	100,000	100%	$ 0.10	September 15, 2009

There are no outstanding warrants or conversion privileges for Henley.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis explains the major factors affecting our results of operations for the years ended December 31, 2001 to 2005 and the variance of results between periods. The following discussion of our financial condition and results of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this Form 10K-SB.

(a) Plan of Operations

While we believe the Red Bird has value and should be explored further, we do not have any current operations since we have not commenced exploration on the Red Bird. Our continued existence and future plans depend on us having money to pay our bills.

Our plan of operations to overcome our present financial difficulties for the next twelve months will be as follows:

●	to identify a market maker to submit, on our behalf, an application to the NASD for a quotation on the OTCBB;

●	to raise money sufficient, once we are public, to meet our cash requirements for the next twelve months as shown below. Raising money might be through the issuance of shares from treasury; or

•	Through the goodwill of our directors advance us funds as they are need.

If the above method of raising money occurs, it would help to eliminate the uncertainty of our ability to continue as a going concern.

With limited operations to date, it might be difficult for us to obtain money through the issuance of shares especially at a price favorable to our existing shareholders. If the price is too low, too many shares will have to be issued for the same money and a greater dilution affect will happen to our existing shareholders. Presently, the directors and officers are not wishing to guarantee a loan and would rather not continue to put money into Henley other than maintaining the Red Bird in good standing until July 23, 2007. The only alternative to meeting the cash requirements of the next twelve months, being $30,416, is through the issuance of treasury shares. At this time, management does not know if Henley’s shares will be acceptable to the investing public or what the issuance price will be. Therefore, if financing was not available we might have no choice but to allow Henley to cease as a going concern. All shareholders, which include the directors and officers, would lose their investment..

We will not buy or sell any plant or significant equipment.

The number of employees is not expected to change.

We are now concentrating our interest on the Red Bird. We have not tried to identify any other mineral claims and will not do so until we have explored the Red Bird to determine if there exist minerals thereon of a commercial nature. Eventually, subject to the availability of financing, we will seek to increase our inventory of exploration properties and, if acceptable to us, enter into joint venture agreements with other exploration companies to explore various mineral claims we have identified.

We will require money to operate over the next twelve months. We have determined we will require the following funds:

Distribution of Funds	Ref.	Amount

Accounting and audit	(i)	$ 9,250
Exploration on the Red Bird	(ii)	5,800
Office	(iii)	500
Transfer agent’s fees	(iv)	500
		16,050
Accounts payable to third parties	(v)	14,366
Estimated Funds Required over the Next Twelve Months		$ 30,416

(i) Accounting and auditing

This represents the cost for the annual financial statements and various quarterly financial statements required for filling with the SEC now that Henley’s registration statement is effective.
.
Financial Statement Requirement	Independent Accountant	In-house Accountant	Estimated Accounting and Auditing

10K-SB - Dec 31	$ 3,000	$ 1,000	$ 4,000
10Q-SB - March 31	1,000	750	1,750
10Q-SB - June 30	1,000	750	1,750
10-Q-SB - Sept. 30	1,000	750	1,750

Total	$ 6,000	$ 3,250	$ 9,250

Our in-house accountant prepares the accounting records and draft financial statements for submission to Cordovano & and Honeck, LLP, our auditors.

(ii) Exploration of the Red Bird

During the next twelve months there is no requirement for us to undertake any work on the Red Bird. Nevertheless, we would like to undertake Phase I of the recommended geological program at a cost of $5,800 as recommend on page 15. Management is prepared to advance this money in order to ensure this exploration program is completed. We are not anticipating undertaking any exploration work on the Red Bird until the spring of 2006.

(iii) Office

Relates to photocopying, printing and courier charges in the preparation of working papers and other documents to be sent to our independent auditors, correspondence with our shareholders, general material for the office and miscellaneous expenses which will be incurred in the future but cannot yet be identified.

(iv) Transfer agent’s fees

The annual fee charged by Empire Stock Transfer is $500.

With cash of $1,920 as at December 31, 2005, we will require additional funds during the next twelve months. To meet our future obligations we will have to issue treasury shares. The directors have not given any consideration to personally supporting Henley financially other than maintaining the Red Bird in good standing for a further year. No decision has been made by our directors regarding any future issuance of our shares or the price per share.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Henley are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2005, to the best of our knowledge, there have been no disagreements with Cordovano and Honeck LLP on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Cordovano and Honeck LLP would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Henley’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Henley’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no changes in Henley’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The name, municipality of residence, position held within Henley, age and the year the individual was first elected or appointed are set forth in the following table. Each director is to serve until the Annual Meeting of Shareholders or until his or her successor is elected or appointed. The work experience of each of the directors and officers is indicated in their individual biographies noted below.

Name and Municipality of Residence	Position or Office within the Registrant	Age	Year Became A Director

Sam Hirji Vancouver, B.C. Canada	Principal Executive Officer President and Director (1)	58	2001

Herbert Moeller Richmond, B.C. Canada	Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director (2)	56	2001

Terry Heard Vancouver, B.C. Canada	Director (3)	68	2004

(1)	Sam Hirji became a director on November 6, 2001 and was appointed on the same day as Principal Executive Officer and President.

(2)
Herbert Moeller became a director on November 6, 2001 and was appointed on the same day as Principal Financial Officer and Secretary Treasurer. On June 30, 2004, he was appointed Principal Accounting Officer.

(3) Terry Heard became a director on August 15, 2004.

The Audit Committee currently consists of Sam Hirji and Herbert Moeller. The general function of the audit committee is to review the overall audit plan and Henley’s system of internal control, to review the results of the external audit, and to resolve any potential dispute with our auditors. The percentage of common shares beneficially owned, directly, indirectly or collectively, by our directors and officers is 24.14 percent of the outstanding shares. This percentage includes 100,000 options granted to Terry Heard on September 15, 2004.

The following are detailed biographies of the directors and officers of Henley.

SAM HIRJI graduated from Aga Khan high school, Uganda in 1972. Mr. Hirji was founder of Samco Printers Ltd in 1976, where he now resides as President and Director. Mr. Hirji has been self-employed in the printing industry since the age of 19. Samco is a mid-sized full service printing company, managed full-time by Mr. Hirji and employing 30 permanent staff. The Company has a wide range of national, local and international customers and also undertakes printing projects for the Federal and Provincial Governments. Since the inception of Samco Printers Ltd. Mr. Hirji has been fully employed with this company for the past 28 years.  Mr. Hirji was a director, from February 1998 to May 2001, of Minera Cortez Resources Ltd. which was a development stage company involved in exploration for gold and copper property in Mexico. Subsequently, Minera changed its name to Western Wind Energy Corporation (TSX listing under the symbol of MND) and is now involved with wind tunnels in the generation of energy and is still considered to be in the development stage. In September 1999, Mr. Hirji became a director of Falcon Oil and Gas Ltd., a development stage company listed on the TSX under the symbol of FO, which has certain oil and gas properties in Hungary. Mr. Hirji resigned from Falcon Oil and Gas Ltd, on March 31, 2005.

HERBERT MOELLER graduated in electro-mechanics from the Provincial Technical Institute in Hamburg, Germany in 1966. Mr. Moeller became a sales manager for Graco Inc., from 1971 to 1980, and acted as an effective liaison between the marketplace and Graco by implementing corporate programs through the district managers and distributors. During this period he increased sales by 100 percent and made the President’s Advisory Board award five years running. In 1980, Mr. Moeller founded Howard Marten Company Ltd, which was located in British Columbia, Canada. Mr. Moeller became President and was responsible for the company’s operations in Western Canada until the company was sold in 1989. Up to 1993, Mr. Moeller worked with H. Jager Developments Inc. as their Vice President and Project Coordinator helping them raise capital, negotiating the wood supply contract with the Province of Ontario, material and equipment supply contracts, and contracted the engineers and brought in MacMillan Bloedel as a partner into the project. Since 1996, he worked as a Vice-President and Director of H.J. Forest Products Inc., and has been working on a variety of projects in the forestry industry as an independent consultant.

TERRY HEARD graduated from Peterborough Collegiate High School in Southern Ontario, Canada in 1956 before studying at Halleybury School of Mines in Halleybury, Ontario where he obtained, in 1958, a diploma in mining technology. After graduation, he worked for Milliken Lake Uranium Mines in Elloit Lake, Ontario until January 1959. In 1960, Mr. Heard was employed by Phillips Dodge Corporation of Arizona doing grass root exploration work in British Columbia and the Yukon Territories. The next year, Mr. Heard was hired by Southwest Potash Corporation in Vancouver where he staked 125 claims around the Hudson Bay Mountain range. During the same year, he worked with Kam Kotia Mines Ltd. as an assistant engineer responsible for preparation of geological reports, calculation of strip ore reserves, bench tonnage for their open pit operation. In 1962, he was employed by Cassiar Asbestos Corporation in Cassiar, B. C. where he was in charge of the quality control laboratory conducting circuit tests to produce a better product. In 1964, Mr. Heard joined United Keno Hill Mines Ltd. in Elsa, Yukon where he was responsible for a fourteen man geochemical laboratory, supervision of overburden drill crews, budgeting and cost control. In 1966, he became project manager for Macdonald Consultants Ltd. responsible for mineral exploration British Columbia and the Yukon Territories, setting up cost accounting systems and field coding procedures. In 1969, he applied for three year program ot obtain a Bachelor of Science and Geological Engineering degree from Montana Tech. In 1971, he was employed by Great Plains Development Company of Canada Ltd. as exploration manager and later that year was employed by Kewannee Australia Pty. Ltd. of Darwin in the Northern Territory of Australia where he was responsible for the management of geological, geochemical, geophysical and physical (drilling and trenching) surveys and administration of fifteen personnel conducting this work on 37 property leases comprising 6,000 square miles in addition to setting up the office, account codes, filing procedures, liaison with the government with respect to status of leases, grants, etc. and doing ore reserve calculations over potentially favorable prospects. In 1973, Mr. Heard United was employed by Keno Mines as their assistant exploration manager and in 1977, Mr. Heard became the exploration manager for Consolidated Coal in Red Deer responsible for coal reserve calculations, preliminary mine layouts and feasibility studies. In 1979, he became exploration manager for Canadian Island Creek Coal Company where he was responsible for the exploration and mining of all their coal holding throughout the world.

In 1980, Mr. Heard incorporated his own private consulting company called R.T. Heard & Associates Ltd. Some of his initial clients were Canadian Island Creek Coal Company, Placer Dome, and approximately 89 other companies. In 1992, Mr. Heard staked 10 million acres of land in the Yukon and Northwest Territories of Canada during the diamond rush. This constituted nearly 41% of all land staked during the original diamond play. Mr. Heard’s consulting company performed property examination, evaluations and project management for clients with interests in base metals, precious metals, oil gas and coal in such areas as Montana, Idaho, Wyoming, Utah, Colorado, Nevada, California, Oregon, Washington, British Columbia, Alberta, Northwest Territories and the Yukon. In 1996 he sold R. T. Heard & Associates with many of the claims and ongoing royalties still in the company. In 1997, Mr. Heard incorporated Mount Royale Ventures, LLC to undertake various consulting work for exploration companies such as Mayonh Minerals Ltd. Through his new company he staked nearly 8.5 million acres of land in Mexico for resale. Since 1998, Mr. Heard has been working on rehabilitating the old mine workings in Boulder, Colorado in preparation of extracting gold and silver there from.

Mr. Heard is a director of only one public company being AMI Resources Inc. which trades on the Toronto Venture Exchange in Ontario, Canada.

Although Sam Hirji, Herbert Moeller and Terry HeardiH do not work full time for Henley, they plan to devote whatever time is required as we advance in our exploration programs. Presently, Sam Hirji spends approximately 10 hours, Herbert Moeller spends approximately 5 hours and Terry Heard spends several hours each month on our affairs. Once the Red Bird is ready for exploring, we might hire a professional geologist to oversee the program and to prepare a geological report for presentation to the Board of Directors in the event that Terry Heard is not available to undertaken the supervision himself. Regardless whether Terry Heard is available or not, we will have to use the services of an independent geologist to prepare a report on the exploration activities of the Red Bird claims.

Once we commence our exploration program, the time spent on our affairs by our directors will increase but at this time we cannot assess the number of hours each will have to work on our affairs. In the case of both Sam Hirji and Herbert Moeller, their time will be spent mainly on attempting to raise money for the exploration programs where Terry Heard will concentrate on the establishment of the exploration programs on the Red Bird and with the analysis of all results obtained therefrom. We are hopeful Terry Heard will have the time to undertake the above.

Significant Employees

We have no employees. We might have to engage the services of certain consultants to assist in the exploration of the Red Bird. These individuals will be responsible for the completion of the geological work on our claim under the supervision of Terry Heard and therefore will be an integral part of our operations although they will not be considered employees either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required. We have not identified any individual who would work as a consultant for us.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the knowledge of management, during the period from inception to December 31, 2005, no present or former director, executive officer or person nominated to become a director or an executive officer of Henley:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)    engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit committee financial expert

We have an audit committee comprising of Sam Hirji and Herbert Moeller but do not have an audit committee financial expert. It is our intention to identify a person who meets the attributes of a financial expert; being

1.	an understanding of generally accepted accounting principles and financial statements;

2.	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

3.
experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements, or experience actively supervising one or more persons engaged in such activities;

4. an understanding of internal controls and procedures for financial reporting; and

5. an understanding of audit committee functions.

Compliance with Section 16 (a) of the Exchange Act

Henley knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Henley’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). Other than Sam Hirji none of the other directors or officers filed reports during the most recent fiscal year.

The following table sets forth as at August 31, 2005, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Cash Considerations

Our directors and officers have not been compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so.

Compensation of Directors

During the fiscal years ended December 31, 2001, 2002, 2003, 2004 and 2005, we did not pay our directors for any meetings.

Executive Compensation

The following table set forth the total compensation paid or accrued by us for the four years ended December 31, 2005 on behalf of our named executive officers. In addition, this table sets forth information with respect to stock option to purchase common stock granted to our named executive officers during the same periods mentioned above.

SUMMARY COMPENSATION TABLE
ANNUAL
COMPENSATION

 Long Term Compensation
  Annual Compensation   Awards  Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Sam Hirji (1) Principal Executive Officer, President	2002 2003 2004 2005	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Herbert Moeller (2) Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer	2002 2003 2004 2005	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

(1)    Appointed as a Director, Principal Executive Officer and President on November 6, 2001.
(2)	Appointed as a Director, Principal Financial Officer and Secretary Treasurer on November 6, 2001. On June 30, 2004, he was appointed Principal Accounting Officer.

Option Grants in Last Fiscal Year ended December 31, 2005.

The stock options outstanding as at December 31, 2005, 2005 are as follows:

Option/SAR Grants in Last Fiscal Year
Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/ SAR’s Grants (#)	% of Total Option/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date

Sam Hirji	Nil	Nil	-	-

Herbert Moeller	Nil	Nil	-	-

Terry Heard	100,000	100%	$ 0.10	September 15, 2009

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors. None of our directors have been paid any compensation in either cash or shares since the inception of Henley.

Employment Contracts and Termination of Employment Agreements

We do not have any employment contracts with any of our directors or officers or any other individual proposed to be an officer or director. There are no compensation agreements in the event one or more of our officers or directors terminates his involvement with Henley.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees. We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

The director has not received any compensation for the time he has devoted to Henley. Nevertheless, Henley does give recognition to the time spent by accruing as an expense each month a charge of $500 per month as management fees with an offsetting credit to Additional Paid-Up Capital. The amount so accrued with not be pay in either cash or shares to the director in the future.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Henley, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Henley or its subsidiaries, or any change in control of Henley, or a change in the person’s responsibilities following a change in control of Henley.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of December 31, 2005 (1,450,000 shares issued and outstanding) by all stockholders known to us to be beneficial owners of more than 5 percent of our outstanding common stock.

Title or Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class

Common Stock	Sam Hirji 2203-1275 Pacific Boulevard Vancouver, B.C. Canada, V6Z 2R6	150,000 (3)	10.34%

Common Stock	Herbert Moeller 7200 Langton Road Richmond, B.C. Canada, V7C 4B2	100,000 (3)	6.90%

Common Stock	Terry Heard 2203 - 837 West Hastings St. Vancouver, B.C. Canada, V6C 3N7	100,000 (4)	6.90%

Common Stock	Claus Andrup 3-22268 - 116 Street Maple Ridge, B.C. Canada, V2X 1P5	100,000 (5)	6.90%

Common Stock	Ownership of all directors and officers as a group	350,000	24.14%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

(3)
These shares are restricted. After these shares have been held for one year, Sam Hirji, Herbert Moeller and Terry Heard (when his options are exercised) could sell 1% of the outstanding stock in Henley every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There are “stock transfer” instructions placed against these certificates and a legend has been imprinted on the stock certificates themselves.

(4)
Terry Heard has been granted a stock option for the purchase of 100,000 common shares in our capital stock at a price of $0.10 per share exercisable in whole or in part on or before September 15, 2009. To date no options have been exercised.

(5)	Claus Andrup was a director of Henley who resigned December 1, 2003 due to having other business interests.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

The number of shares under Rule 144 is 350,000 less an amount of 20,000 shares qualified for trading under our effective registration statement.

Our two largest shareholders, Sam Hirji and Herbert Moeller, own, collectively, 250,000 issued and outstanding shares of our common stock of which 10,000 shares each held by Sam Hirji and Herbert Moeller were registered for trading under our effective registration statement. These shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

There are no voting trusts or similar arrangements known to us whereby voting power is held by another party not named herein. We know of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of our common shares or preventing the vesting of such beneficial ownership.

Description of Our Securities

We have only common shares authorized and there are no preferred shares or other forms of shares. Our authorized common stock consists of 200,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;

-	are entitled to share ratably in all of the assets of Henley available for distribution upon winding up of the affairs of Henley; and

-	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

-	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

The shares of common stock do not have any of the following rights:

- preference as to dividends or interest;

- preemptive rights to purchase in new issues of shares;

- preference upon liquidation; or

- any other special rights or preferences.

All our shares of commons stock now issued and outstanding are fully paid and non-assessable.

Convertible Securities

The shares are not convertible into any other securities.

Non-Cumulative Voting.

The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors. Our directors and officers have 17.24 percent (24.14 percent if Terry Heard exercises his stock options) of the shares outstanding making it difficult for any shareholder or group of shareholders to accumulate sufficient votes of shares from other shareholders to change our directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Henley and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Henley was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Henley to own of record or beneficially more than 5% of any class of Henley’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Henley’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Henley was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Henley to own of record or beneficially more than 5% of the common shares of Henley’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Henley does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

The following financial statements are included in this report:

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

1.	Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from Henley’s Registration Statement on Form SB-2 filed on February 1, 2005)

1.2	Articles of Incorporation (incorporated by reference from Henley’s Registration Statement on Form SB-2 filed on February 1, 2005)

1.3	By-laws (incorporated by reference from Henley’s Registration Statement on Form SB-2 filed on February 1, 2005)

99.1	Certificate Pursuant to Section 301 (a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.3	Certificate Pursuant to Section 301 (a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.4	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Henley’s annual financial statements and the review included in Henley’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were as follows: December 31, 2005 -$6,898 and December 31, 2004 - $6,750.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Henley’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Henley to make any pre-approval policies meaningful. Once Henley has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit hours incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Henley’s internal accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENLEY VENTURES INC.
(Registrant)

March 28, 2006

By: SAM HIRJI
Sam Hirji
Chief Executive Officer,
President and Director

By: HERBERT MOELLER
Herbert Moeller
Chief Accounting Officer,
Chief Financial Officer and Director

Report of Independent Registered Public Accounting Firm

To The Board of Directors
of Henley Ventures, Inc.

We have audited the accompanying balance sheet of Henley Ventures, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004 and for the period from January 3, 2001 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henley Ventures, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from January 3, 2001 (inception) through December 31, 2005 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORDOVAN AND HONECK, LLP

Cordovano and Honeck, LLP
Englewood, Colorado
March 10, 2006

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Balance Sheets
December 31, 2005

Assets

Cash	$ 1,920
Prepaid expenses	300

Total assets	$ 2,220

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$ 14,366
Accrued expenses	4,750
Indebtedness to related parties (Note 2)	23,071
Total liabilities	42,187

Shareholders’ deficit (Note 2 and 4)
Common stock, $.001 par value. Authorized 200,000,000 shares, 1,450,000 issued and outstanding shares	1,450
Additional paid-up capital	82,614
Accumulative deficit	(124,031)

Total shareholders’ deficit	(39,967)

Total liabilities and shareholders’ deficit	$ 2,220

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations

                                      January 3, 2001
                       YearEnded                 (Inception) through
                                                    December 31,                  December 31,
                                         2005      2004               2005
Expenses:
Contribution rent (Note 2)	$ 6,600	$ 6,600	$ 33,000
Contribution services (Note 2)	6,967	6,457	32,564
Exploration costs	1,750	5,030	12,695
Organization costs	-	-	1,845
Professional fees	19,481	9,555	39,186
Office	2,802	1,024	4,717
Other general expenses	-	-	24

Total expenses	(37,600)	(28,666)	(124,031)

Loss before income taxes	(37,600)	(28,666)	(124,031)

Income tax provision (Note 5)	-	-	-

Net loss	$ (37,600)	$ (28,666)	$ (124,031)

Basic and diluted loss per share	$ (0.03)	$ (0.04)

Weighted average common shares outstanding	1,450,000	638,462

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders’ Deficit
	Common Shares	Stock Par value	Additional paid-in capital	Accumulated Deficit	Total

Balance January 3, 2001 Inception date	-	$ -	$ -	$ -	$ -
Common stock issued to founders as December 15, 2001	350,000	350	3,150	-	3,500
Contributed rent and services (Note 2)	-	-	12,862	-	12,862
Net loss	-	-	-	(21,666)	(21,666)

Balance at December 31, 2001	350,000	350	16,012	(21,666)	(5,304)
Contributed rent and services (Note 2)	-	-	13,028	-	13,028
Net loss	-	-	-	(20,138)	(20,138)

Balance at December 31, 2002	350,000	350	29,040	(41,804)	(12,414)
Contributed rent and services (Note 2)	-	-	13,050	-	13,050
Net loss	-	-	-	(15,961)	(15,961)

Balance at December 31, 2003	350,000	350	42,090	(57,765)	(15,325)
July 2004, sale of common stock, pursuant to private offering, net of offering costs of $2,500 (Note 4)	1,000,000	1,000	6,500	-	7,500
August 2004, sale of common stock, pursuant to private offering, net of offering costs of $2,500 (Note 4)	100,000	100	7,400	-	7,500
Contributed rent and services	-	-	13,057	-	13,057
Net loss	-	-	-	(28,666)	(28,666)

Balance at December 31, 2004	1,450,000	1,450	69,047	(86,431)	(15,934)
Contributed rent and services (Note 2)	-	-	13,567	-	13,567
Net loss	-	-	-	(37,600)	(37,600)

Balance at December 31, 2005	1,450,000	1,450	$ 82,614	$ (124,031)	$ (39,967)

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

                                     January 3, 2001
                         (Inception)
           Year Ended                     through
                  December 31,                December 31,
                           2005           2004           2005

Cash flows from operating activities:
Net loss	$ (37,600)	$ (28,666)	$ (124,031)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent and services (Note 2)	13,567	13,057	65,564
Changes in operating assets and liabilities,
Prepaid expenses	(300)	-	(300)
Accounts payable	2,624	9,312	19,116
Net cash used in operating Activities	(21,709)	(6,297)	(39,651)

Cash flows from financing activities
Proceeds from related party debt (Note 2)	14,611	155	23,071
Proceeds from issuance of common stock, net of offering costs (Note 4)	-	15,000	18,500
Net cash provided by financing activities	14,611	15,155	41,571

Net change in cash	(7,098)	8,858	1,920

Cash:
Beginning of period	9,018	160	-
End of period	$ 1,920	$ 9,018	$ 1,920

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

1.	Summary of Significant Accounting Policies

Organization and Basic of Presentation

Henley Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 3, 2001 for the purpose of acquiring and developing mineral properties. The Company is in the exploration stage in accordance with Industry Guide 7. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

On January 24, 2001, the Company acquired the mineral rights to the HV mineral claim group (the “HV”) from Paul Saulnier, an unrelated individual who is not a director, officer or shareholder of the Company. The HV was “staked” on January 24, 2001 by Paul Saulnier on the Company’s behalf. “Staking” of a claim is the method used to verify title to the minerals on the Province of British Columbia (known as the “Crown’) property. The Company has undertaken exploration work on the HV to maintain it in good standing until January 24, 2005. On January 24, 2005, the Company lost all of its rights to the minerals on the HV mineral claim when the Province of British Columbia changed its method of recording ownership. The Company has no further interest in the HV claims and no liability attached thereto.

On July 28, 2004, the Company acquired the mineral rights to the Red Bird claim (the “Red Bird”), located in British Columbia, by Bill of Sale Absolute from Richard J. Billingsley for the purchase price of $1,667; the cost incurred by him to stake the Red Bird on behalf of the Company. The Red Bird claims are registered in the name of Richard J. Billingsley under his Free Miners’ License #139085. The Company is in procession of a signed Bill of Sale Absolute giving ownership to the mineral rights of the Red Bird to them (See Note 3). A mineral claim in the Province of British Columbia has to be held in the name of a resident of the Province or by a company either incorporated in British Columbia or extra-provincially incorporated. At the present time, the Company does not wish to extra-provincially incorporate in British Columbia due to the cost. In addition, to obtain a Free Miners’ License, if the Company were extra-provincially incorporated, would cost $385 whereas there is no cost to the Company using Richard Billingsley’s Free Miners’ License to hold the Red Bird. By having a Bill of Sale Absolute signed to the Company’s benefit, the Company has control over the mineral rights on the Red Bird. Eventually, the Company will extra-provincially incorporate but not until sufficient exploration work has been undertaken on the Red Bird to warrant the cost of doing so. The Company holds the rights to the minerals on the Red Bird, except for placer and coal, but do not have an interest in the land since it is owned by the Crown (Note 3). Legal status is that the Company has the rights to the minerals on the Red Bird.

The Company’s significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration.

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

The Company’s future success is primarily dependent upon the existence of minerals on the property for which the Company owns claim to. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Functional Currency

Although the Company operates in Canada, the financial statements are measured using U.S. dollars as the functional currency. During the period January 3, 2001 (inception) through December 31, 2004, the Company had a Canadian bank account and a U.S. bank account, with significant transactions being conducted from the U.S. bank account. The Canadian bank account was closed as of December 31, 2004.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three month or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2005 and 2004.

Financial Instruments

At December 31, 2005, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Mineral Interests

Exploration and development expenses are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

Earnings (loss) per Common Share

The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard No. 128 “Earning Per Share”. Under the Provision of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares, consisting of common shares issuable upon the exercise of stock options are included in diluted net income (loss) per share to the extent such shares are dilutive.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock-based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” was issued in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for stock-based compensation arrangements. Directors, acting in their capacity as directors, are in the employee category. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Option Plans. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin to recognize compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption abased on the fair values previously calculated for disclosure purposes.

The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25 and, accordingly, has included pro forma disclosure under SFAS No. 123. At December 31, 2005, the Company had no unvested options.

(2) Related Party Transactions

The Company’s president, who is also a director, contributed the use office space, including the use of telephone, to the Company for all periods presented. The office space was valued at $350 per month based on the market rate in the local area and telephone charges estimated and valued at $200 per month. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $6,600 and $6,600 for years ended December 31, 2005 and 2004 respectively.

The president, who is also a director, contributed management services to the Company for the periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $500 per month based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $6,000 and $6,000 for year ended December 31, 2005 and 2004 respectively.

From January 3, 2001 (date on inception) through period ended December 31, 2005, the directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totaling $23,071. This balance remains outstanding at December 31, 2005, and is included in the accompanying financial statements as Indebtedness of related parties. Interest expense related to the unpaid balance is contributed by the Company’s president, director, and shareholder and is calculated at 5% per annum with a corresponding credit to additional paid-in capital in amount of $967 and $457 for years ended December 31, 2005 and 2004, respectively.

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

In December 2001, the Company sold 350,000 shares of its restricted common stock to its officers and directors for $3,500 ($.01/share). In June 2004 the Company sold 1,000,000 common shares of its common stock under a private offering at a price of $0.01 per share and in August 2004 the Company sold 100,000 common shares at a price of $0.10 per share.

(3) Mineral Claims

Red Bird Claim

The property is located 3 km northwest of Tulameen, B.C. It occupies the upland area immediately west of Otter Lake. The southern part of the claims covers the crest and slopes of the southeasterly trending ridge between Mount Rabbitt and Mount Riddell.

The claims extend north from the Lawless Creek logging road, 2.5 to 5.0 km west of Tulameen, to Lockie (Boulder) Creek, an easterly flowing tributary of Otter Creek.

The upper slopes of Rabbit and Boulder Mountains are gently sloping with deeply incised creek canyons. The slopes of the valleys of the Tulameen River, Otter Valley and Lockie Creeks, are steep to precipitous. Elevations vary from 470 metres in Lockie Creek to slightly over 1,500 metres on Rabbit and Boulder Mountains. The Red Bird Showing is at an elevation of 1,469 metres.

Access to the various showings is provided by steep four-wheel drive roads at the south ends of the property. The Rabbit Mountain area is accessible by a network of roads, which leave the main Lawless Creek road between 3.5 and 8.0 km west of Tulameen. The town of Princeton on the Southern Trans-Provincial Highway is 27 km by paved highway southeast of Tulameen. The Canadian Pacific Railway follows the Otter Valley immediately east of the property. The Coquihalla Toll Highway is located 12 km to the west of the property.

The Red Bird Property is held by one modified grid claim and five 2-post claims as listed:

List of Claims
Claim Name	Tenure Number	# of Units	Size	Current Expiry Date

Red Bird	412526	20	4S5E	July 23, 2006
Red Bird 1	412527	1	2 post	July 23, 2006
Red Bird 2	412528	1	2 post	July 23, 2006
Red Bird 3	412529	1	2 post	July 23, 2006
Red Bird 4	412530	1	2 post	July 23, 2006
Red Bird 5	412531	1	2 post	July 23, 2006

	Total Units	25

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Henley Ventures Inc. reportedly has acquired the Red Bird Property by Bill of Sale from R. J. Billingsley. The claims are still registered in R B Billingsley’s name (FMC 139085) as of December 31, 2005. The risk inherent in the Red Bird being held in the name of a non-related party is that the party in question could sell it to another third party without the permission or knowledge of the Company and thereby resulting in the Company losing its interest in the Red Bird, even though the Company has legal ownership. Only through the legal system might the Company be able to recover its interest in the Red Bird. This would be a costly matter and may take many years to resolve.

The fractional claim (Rainbow 6, Tenure Number 371270) occurs in the center of the Red Bird claim and was in good standing until August 21, 2005. The Company did not acquire the Rainbow 6 when it expired.

Two 2-post claims supercede parts of Red Bird 1 and 2.

Mineral Title of British Columbia is held via the Mineral Act. Claims are kept in good standing by applying appropriate assessment work in the amount of $100 per unit per year for the first 3 years and then $200 per unit per year thereafter.

The Red Bird Property is a large claim block which covers a number of old gold and copper showings, which were first discovered in the early part of the twentieth century. A considerable amount of somewhat disjointed exploration, including geochemistry, geophysics, geology, trenching and diamond drilling has been completed since 1965. However, due to the number of different operators the database is somewhat fragmented. As a consequence, the strategy behind some of the diamond drilling programs is not immediately clear from the available reports.

A probable stratabound horizon of massive sulfide mineralization has been recognized on the property. The sulfide horizons appear stratabound, lensoid and show remarkable potential strike length. Sulfide mineralization is hosted in andesitic to rhyolitic fragmental rocks, which may also replace massive sulfide mineralization along strike as barren pyretic schists. The massive sulfide mineralization is tabular to lensoid in shape and apparently concordant with layering in country rocks, trending northerly and dipping shallowly to the west. Thickness of the horizons ranges form approximately one to four metres and sulfide mineralization may contain lenses of acid and intermediate volcanic rocks. Numerous small scale faults transect and offset sulfide mineralization.

Known sulfide occurrences include the Motherlode-Spokane, Red Bird, Shamrock, Thynne, and Hilltop (Lloyd George) showings on the south side of Lockie Creek.

Geological mapping of the volcanic succession is essential in predicting the location of mineralized alkalic plutons. The common occurrence of magnetite with alkalic intrusions suggest that replotting and reinterpretation of previous magnetic data will aid in defining target areas. Drilling to test geological targets is envisaged.

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

4. Capital Stock

On September 15, 2004, the directors approved the granting of stock option to one of its directors whereby 100,000 common shares could be exercised at the price of $0.10 per share on or before September 15, 2009 in whole or in part with a vesting at the rate of 25,000 options at the beginning of every three month period commencing September 15, 2004 while the director serves of the Company. (See Note 6)

On August 2004, the Company sold 100,000 common shares at a price of $0.10 per share under Offering Memorandum dated August 23, 2004 through its own “best efforts”. The price of $0.10 per share was determined by the Board of Directors based on “good faith estimates”. All shares of common stock offered were originally subject to resale restrictions under Regulation D, Rule 504 but were qualified for trading under a registration statement which became effective on September 1, 2005. Proceeds from the sale of common shares totaled $7,500, net of offering cost of $2,500.

On June 2004, the Company sold 1,000,000 common shares at a price of $0.01 per share under Offering Memorandum dated June 15, 2004 through its own “best efforts”. The price of $0.01 per share was determined by the Board of Directors based on “good faith estimates”. All shares of common stock offered were subject to resale restrictions under Regulation D, Rule 504. Gross proceeds from the sale of common shares totaled $7,500, net offering cost of $2,500. Following the June and August 2004 stock sales, the Company had 1,450,000 common shares issued and outstanding.

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:
  December 31.
 2004  2005

U.S statutory federal rate	15.00%	15.00%
Contributed rent and services	-6.83%	-5.21%
Net operating loss for which no Tax benefit is currently Available	-8.17%	-9.79
	0.00%	0.00%

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

At December 31, 2005, the Company had a net operating loss carryforward for federal income tax purposes of approximately $124,031, which was fully allowed for in the valuation allowance of $124,031. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2005 and 2004 was $37,600 and $28,666 respectively. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2025.

6. Stock Option Plan

On September 15, 2004, the directors approved the granting of stock options to one of its directors whereby 100,000 common shares could be exercised at a price of $0.10 per shares on or before September 12, 2009 in whole or in part with a vesting at the rate of 25,000 options at the beginning of every three month period commencing September 15, 2004 while the director serves to the Company.

The status of the Company’s stock-option plan is summarized as follows:
	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2003	-	$ -
Granted	100,000	0.10
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2004	100,000	0.10

Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2005	100,000	$ 0.10

Options exercisable on December 31, 2004	50,000	$ 0.10

Options exercisable on December 31, 2005	100,000	$ 010

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

The weighted average fair value of options granted during September 2004 estimated on the date of grant using the Black-Scholes option-pricing model was $.015. The fair value of options granted is estimated on the date of the grant using the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 3.39% and an expected life of five years.

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma amounts below:

	For the Year ended December 31, 2005	For the Year ended December 31, 2004

Net loss	$ (37,600)	$ (28,666)

As reported
Increase loss due to:
Employee stock option plan	(750)	(750)
Pro forma	$ (38,350)	$ (29,416)

Loss per common shares
As reported	$ (0.03)	$ (0.05)
Pro forma	$ (0.03)	$ (0.05)