Form 10QSB
period 2006-03-31
HENLEY VENTURES INC
filed 2006-05-12
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                                                                        For the quarterly period ended  March 31, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                                                                        For the transition period from    to

                                                                        Commission File number  333-122449

                                  HENLEY VENTURES INC.
                                         (Exact name of small business issuer as specified in its charter)

                                    Nevada        98-0359930
                                (State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

                            3rd Floor - 830 West Pender Street, Vancouver, British Columbia, Canada, V6C 1J8
                                (Address of principal executive offices)

                                1 - 604 - 683-6991
                                                 (Issuer’s telephone number)

                                N/A
                                (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

March 31, 2006: 1,450,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The accompanying balance sheet of Henley Ventures Inc. (an exploration stage company) at March 31, 2006 and the statement of operations and statement of cash flow for the three months ended March 31, 2006 and 2005 and for the period from January 3, 2001 (date of inception ) to March 31, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

HENLEY VENTURES, INC.
(An Exploration Stage Company)

Balance Sheets
(Unaudited)

March 31, 2006

Assets

Cash	$806

Total assets	$806

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$16,000
Accrued expenses	5,000
Indebtedness to related parties (Note 2)	23,380
Total liabilities	44,380

Shareholders’ deficit (Note 2)
Common stock, $.001 par value. Authorized 200,000,000 shares
and 1,450,000 issued and outstanding shares	1,450
Additional paid-up capital	86,083
Accumulative deficit	(131,107)

Total shareholders’ deficit	(43,574)

Total liabilities and shareholders’ deficit	$806

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

                                                    January 3, 2001
                                                                             (Inception)
                                      Three Months           through
                                                      March 31,          March 31,
                                           2006     2005       2006
Expenses:
Contribution rent (Note 2)	$1,650	$1,650	$34,650
Contribution services (Note 2)	1,819	1,658	34,383
Exploration costs	198	1,750	12,893
Organization costs			1,845
Professional fees	2,075	7,550	41,262
Office	1,334	908	6,050
Other general expenses			24

Total expenses	(7,076)	(13,516)	(131,107)

Loss before income taxes	(7,076)	(13,516)	(131,107)

Income tax provision (Note 5)

Net loss	$(7,076)	$(13,516)	$(131,107)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,450,000	1,450,000

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders’ Deficit
(Unaudited)

	Common Shares	Stock Par Value	Additional paid-in capital	Accumulated Deficit	Total

Balance at December 31, 2005	1,450,000	1,450	82,614	(124,031)	(39,967)
Contributed rent and services (Note 2)			3,469		3,469
Net loss				(7,076)	(7,076)

Balance as at March 31, 2006	1,450,000	$1,450	$86,083	$(131,107)	$(43,574)

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
                          January 3, 2001
                                                    (Inception)
                                       Three Months Ended     through
                                March 31,    March 31,
                                  2006      2005      2006

Cash flows from operating activities:
Net loss	$(7,076)	$(13,516)	$(131,107)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent And services (Note 2)	3,469	3,308	69,033
Changes in operating assets and liabilities
Prepaid expenses	300
Accounts payable	1,884	(1,625)	21,000
Net cash used in operating activities	(1,423)	(11,883)	(41,074)

Cash flows from financing activities
Proceeds from related party debt (Note 2)	309	3,033	23,380
Proceeds from issuance of common stock, net of offering costs (Note 4)			18,500
Net cash provided by financing activities	309	3,033	41,880
Net change in cash	(1,114)	(8,800)	806

Cash:
Beginning of period	1,920	9,018
End of period	$806	$218	$806

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$	$	$
Interest	$	$	$

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies

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

The financial statements for the three months ended March 31, 2006 and 2005, presented herein, have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. Financial data presented for the three months ended March 31, 2006 and 2005 are unaudited.

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

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2005, and should be read in conjunction with the notes thereto.

(2) Related Party Transactions

The Company’s president, who is also a director, contributed the use of office space, including the use of telephone, to the Company for all periods presented. The office space was valued at $350 per month based on the market rate in the local area and telephone charges estimated and valued at $200 per month. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $1,650 (unaudited) and $1,650 (unaudited) for the three months ended March 31, 2006 and 2005 and $34,650 for the period from January 1, 2001 (date of inception) through March 31, 2006, respectively.

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

The president, who is also a director, contributed management services to the Company for the periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $500 per month based on the level of service performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $1,500 (unaudited) and $1,500 (unaudited) for three months ended March 31, 2006 and 2005 and $31,500 for the period from January 1, 2001 (date of inception) through March 31, 2006, respectively.

From January 3, 2001 (date on inception) through period ended March 31, 2006, the directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totalling $23,380. This balance remains outstanding at March 31, 2006, and is included in the accompanying financial statements as Indebtedness to related parties. Interest expense related to the unpaid balance is contributed by the Company’s president, director, and shareholder and is calculated at 5% per annum with a corresponding credit to additional paid-in capital in amount of $319 (unaudited) and $158 (unaudited) for three months ended March 31, 2006 and 2005 and $2,883 for the period from January 1, 2001 (date of inception) through March 31, 2006, respectively.

(3) Income Taxes

The Company records its income taxes in accordance with Statement of financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company offsets operating profits during the three months ended March 31, 2006 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Henley Ventures Inc. (“Henley”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Henley presently has minimal day-to-day operations; mainly comprising the maintaining of the Red Bird claim in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

Henley has had no revenue since inception and its accumulated deficit is $131,107. To date, the growth of Henley has been funded by the sale of shares and advances by its directors in order to meet the working capital requirements of Henley and maintaining the Red Bird claim in good standing.

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

Funds required over the next twelve months

Management estimates that a minimum of $19,800 will be required over the next twelve months to pay for such expenses as bookkeeping ($4,500), auditing ($8,500), exploration activities on the Red Bird claim ($5,800), office and miscellaneous ($500), and payments to the transfer agent ($500). The above noted figure does not include amounts owed to third party creditors in the amount of $21,000 as at March 31, 2006. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be approximately $40,800. At present Henley does not have these funds, having only $806 in its bank account, and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Henley’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Henley is considered to be in the pre-exploration stage (being engaged in the search of mineral deposits (reserves) and is not considered to be in the development or production stage) without any assurance that a commercially viable mineral deposit, a reserve, exists on its mineral claim until appropriate exploration work is done and a comprehensive study based upon such work concludes legal and economic feasibility. A reserve is, defined as by Industry Guide 7, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “ore” (a natural occurrence of one or more minerals that may be mined and sold at a profit or from which some part may be profitably separated) when dealing with metalliferous minerals (metal bearing ore). Reserves are either “proven” or “probable” and are defined as follows:

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

There is no assurance a commercially viable mineral deposit exists on the Red Bird. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined for the Red Bird. Henley’s ability to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee Henley will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds will be required to complete the acquisition or participation, and Henley may not be able to obtain such financing on terms which are satisfactory to it. There is substantial doubt regarding Henley's ability to continue as a going concern. Henley’s plans for its continuation as a going concern include financing its operations through sales of its common stock. If Henley is not successful with its plans, its shareholders and any future investors could then lose all or a substantial portion of their investment.

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

Henley’s Principal Product or Services

Henley’s principal product will be the sale of gold and silver that can be extracted from the Red Bird when, and if ever, a commercially viable ore reserve is discovered. There is no assurance a commercially viable ore reserve will ever be identified and whether, if identified, it will be of the size and grade to be economical. If we do not discover a commercially viable mineral deposit, we will have no principal product.

The Red Bird is held by one modified grid claim and five 2-post claims as shown below:

Claim Name	Tenure Number	Number of Units	Current Expiry Date

Red Bird	412526	20	July 23, 2006
Red Bird 1	412527	1	July 23, 2006
Red Bird 2	412528	1	July 23, 2006
Red Bird 3	412529	1	July 23, 2006
Red Bird 4	412530	1	July 23, 2006
Red Bird 5	412531	1	July 23, 2006

These claims are registered in the name of Richard J. Billingsley under his personal Free Miners’ License #139085. Henley is in procession of a signed Bill of Sale Absolute giving ownership of the mineral rights to the Red Bird to it.

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

●
In 1965, Copper Mountain Consolidated Ltd. carried out bulldozer trenching near the old workings and diamond drilled 5 holes totalling 1,250 feet. Between 1966 and 1967, Copper Mountain Consolidated Ltd. continued to explore the Red Bird by bulldozer trenching, geophysical and geochemical surveys.

●	In 1967, Nelway Mines Ltd. acquired and explored the Red Bird with geochemical surveys and diamond drilling.

●	Between 1971 and 1974 Gold River Mines Ltd. explored the claims by extensive line cutting, soil sampling, magnetometer and VLF-EM surveys and drilling a total of 33 holes totalling 5,800 feet

●	In 1978, Northern Lights Resources Ltd. conducted a ground magnetometer survey and drilled two diamond drill holes, totalling 366 feet.

.●	In 1979, Kenman Resources Ltd., in conjunction with Ventures West Minerals Ltd., began a program of detailed geological mapping of various previous showings with a program of soil sampling.

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

Work Completed on the Red Bird

Since the acquisition of the Red Bird, Henley has not undertaken any exploration work on any part of the claim.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained, or incorporated by reference, in this Form 10Q-SB are "forward-looking" statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, that includes words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by Henley, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Henley, economic and market factors and the industries in which Henley does business, among other things. These statements are not guarantees of future performance and Henley has no specific intention to update these statements.

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

Henley is in the start up stage; being a relatively new business only incorporated in January 2001, thereby having relatively little experience in operating itself. First, it has never undertaken a significant exploration program since, in the past, it has only done work to maintain the HV claim in good standing; a claim with Henley no longer has any interest in. Undertaking a major exploration program will require knowledge, which the majority of the directors and officers do not have. Regardless of the results, Henley has never assessed the merits of a mineral property regarding whether future exploration is warranted. Second, Henley will have to interview professional staff to work on the Red Bird claim which might be difficult for its directors to do unless Terry Heard is available to assist them since neither Mr. Hirji, the individual responsible for the day to day operations of Henley, nor Mr. Moeller have any geological experience. In the event there is a shortage of professional people in British Columbia, Henley’s chances in obtaining experienced people will be more difficult since the majority of professionals would rather work for a company which is well known and has an inventory of mineral claims. Third, Henley has never had to prepare on reports such as financial statements, budgets and notices to our shareholders.

2.
Since January 3, 2001, Henley’s date of inception, it has not made any revenue and may never generate revenue, and has accumulated losses of $131,107, which might result in Henley having to cease its operations.

Since Henley’s inception on January 3, 2001, it has made no revenue and as at March 31, 2006 has accumulated losses of $131,107. Since it has no current operations, all money spent by it on the exploration of the Red Bird will increase its accumulated losses since it is extremely unlikely it will be able to earn any revenue for a minimum of more than 5 years. First, Henley will have to explore the Red Bird by establishing a grid allowing it to take rock and soil samples for assaying to determine if there exists any mineralization on the Red Bird. Henley’s initial exploration of the Red Bird will cost it approximately $5,800. If there is mineralization, it will have to extend the grid and also take additional samples from within the original grid to determine the extent of mineralization. As a minimum, the sampling of rocks and soils using the grid could take two to three years and cost Henley approximately $96,000. All expenses during this time will increase its accumulated losses. If the results are still favourable, Henley will consider a diamond drilling program. Drilling is expensive and has been estimated, including some exploration work, at a cost of $270,000. The number of holes to be drilled is unknown. Again, the accumulated losses will continue to increase without any revenue being generated. There is the possibility Henley might never generate any revenue and eventually have to cease its operations.

3.
The lack of sufficient funds to meet its financial obligations over the next twelve months of $40,800 might result in its shareholders losing their entire investment if Henley is force to discontinue operations permanently.

With an overdraft in its bank account as at March 31, 2006 and its estimated money required for operations over the next twelve months being $40,800, Henley does not have sufficient funds to meet its future obligations, which might result in its stockholders losing their total investment in Henley.

4.	The mineral rights to the Red Bird are not held in the name of Henley, which could result in the mineral rights being transferred to a third party without the knowledge of Henley.

The rights to the minerals on the Red Bird are recorded in the name of Richard J. Billingsley, an unrelated party to Henley, and even though it has a signed Bill of Sale Absolute it is exposed and might lose its interest in the minerals on the Red Bird. Mr. Billingsley is on record with the Ministry as the registered owner of the Red Bird and without Henley’s consent and knowledge, he could transfer the rights to a third party which would result in a lengthy legal case where, at the end, the case could be decided against Henley’s interest. Unless Henley registers with the Ministry its rights to the minerals on the Red Bird there is no assurance it will retain its interest to it.

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

7.
During Henley’s exploration programs, it will be subject to workers’ accidents, climatic changes or difficult terrain which might delay its exploration program, cost more money than originally budgeted or eventually cause Henley to cease operations.

Being a small pre-exploration company, Henley will be subject to many risks and hazards associated with undertaking its exploration program. First, individual workers on the Red Bird might be injured from twisting their ankles or breaking their legs from falls or slipping on fallen trees and shrubs. Second, during the summer months, the Red Bird will be subject to forest fires, which would result in it abandoning the Red Bird quickly thereby interrupting Henley’s exploration program. On the other hand, during the spring and winter months, the Red Bird will be subject to snow and flood conditions which will cause hardship on Henley’s exploration activities. Third, the terrain of the Red Bird comprises hills, broken ground rocks, trenches, fallen trees and maybe unknown adits. These hazards will delay Henley’s exploration when it is confronted with them.

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

Within North America, there are many large and small exploration companies all seeking money, properties of merit and professional staff to work for them. The competition is overwhelming with the larger exploration companies commanding the biggest piece of the pie with regards to money, properties and professional staff. Henley is not able to compete with these larger exploration companies and it will not try. The smaller exploration companies are often more well known, better financed and have full time professional staff which will allow them to identify properties of merit. At the present time, due to Henley’s lack of money, it is doubtful if Henley can compete against these smaller companies in obtaining money, properties and professional staff.

10.
The majority of Henley’s directors have no history managing an exploration company and its property, which will increase its costs if it has to hire professional staff to undertake various management functions.

Neither Sam Hirji, Principal Executive Officer, President and Director, responsible for day to day operations, nor Herbert Moeller, Principal Financial Officer, Principal Accounting Officer and Secretary Treasurer, have had any experience in managing an exploration company and its properties. Only Terry Heard, a Professional Geologist, has had any experience in running an exploration company and management exploration properties. In the event Terry Heard is not available to oversee the work programs on the Red Bird, Henley will have to consider hiring a geologist to oversee any exploration program undertaken on the Red Bird including hiring of workers, purchase to the required equipment and supplies, overseeing the daily exploration work and compiling the results. This will become an expense to Henley, which it might have avoided if Terry Heard was available or one of Henley’s other directors had exploration experience.

11.
If the Red Bird does not prove to have a commercially viable ore reserve on it, Henley’s lack of money puts serious doubt on whether it could acquire another mineral property thereby allowing it to stay in operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Henley’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Henley’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 15(e) and 15d 15(e) at the end of the period covered by this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Henley’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no changes in Henley’s internal controls or in other factors that could affect Henley’s disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Henley is a party or to which its mineral claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Henley has not had a meeting of stockholders since its inception.

ITEM 5. OTHER INFORMATION

None

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

Dated: May 12, 2006

HENLEY VENTURES INC.
(Registrant)

SAM HIRJI
Sam Hirji
Chief Executive Officer
President and Director

HERB MOELLER
Herb Moeller
Chief Financial Officer
Chief Accounting Officer