Form 10QSB
period 2006-06-30
HENLEY VENTURES INC
filed 2006-08-10
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2006

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

June 30, 2006: 1,450,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at June 30, 2006	4

	Statement of Operations For the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 and for the period January 3, 2001 (Date of Inception) to June 30, 2006	5

	Statement of Cash Flows For the six months ended June 30, 2006 and 2005, and for the period January 3, 2001 (Date of Inception) to June 30, 2006	6

	Statement of Changes in Shareholders’ Deficit For the period from January 1, 2006 to June 30, 2006	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 2.	Changes in Securities	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Submission of Matters to a Vote of Security Holders	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits and Reports on Form 8-K	18

	SIGNATURES.	19

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Henley Ventures Inc. (a pre-exploration stage company) at June 30, 2006 and the statement of operations and statement of cash flow for the three months ended June 30, 2006 and 2005, for the six months ended June 30, 2006 and 2005 and for the period from January 3, 2001 (date of incorporation) to June 30, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

HENLEY VENTURES, INC.
(An Exploration Stage Company)

             Balance Sheet
                                         June 30, 2006
                                            Unaudited

Assets

Cash	$ 4,263
Prepaid expenses	-

Total assets	$ 4,263

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$ 18,000
Accrued expenses	5,719
Indebtedness to related parties (Note 2)	26,909
Total liabilities	50,628

Shareholders’ deficit (Note 2)
Common stock, $.001 par value. Authorized 200,000,000 shares
and 1,450,000 issued and outstanding shares	1,450
Additional paid-up capital	89,556
Accumulative deficit	(137,371)

Total shareholders’ deficit	(46,365)

Total liabilities and shareholders’ deficit	$ 4,263

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
           Statements of Operations

					January 3, 2001
					(Inception)
Three Months Ended			Six Months Ended		Through
June 30,			June 30,		June 30,
2006 2005			2006 2005		2006
(unaudited) (unaudited)			(unaudited) (unaudited)		(unaudited)
Expenses:
Contribution rent (Note 2)	$ 1,650	$ 1,650	$ 3,300	$ 3,300	$ 36,300
Contribution services (Note 2)	1,823	1,712	3,642	3,370	36,206
Exploration costs	-	-	198	1,750	12,893
Organization costs	-	-	-	-	1,845
Professional fees	2,719	3,278	4,794	10,828	43,981
Office	72	331	1,406	1,239	6,122
Other general expenses	-	-	-	-	24

Total expenses	(6,264)	(6,971)	(13,340)	(20,487)	(137,371)

Loss before income taxes	(6,264)	(6,971)	(13,340)	(20,487)	(137,371)

Income tax provision (Note 5)	-	-	-	-	-

Net loss	$ (6,264)	$ (6,971)	$ (13,340)	$ (20,487)	$ (137,371)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	1,450,000	1,450,000	1,450,000	1,450,000

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

		January 3, 2001
		(Inception)
Six Months Ended		through
June 30,		June 30,
2006	2005	2006
(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (13,340)	$ (20,487)	$ (137,371)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent and services (Note 2)	6,942	6,671	72,506
Changes in operating assets and liabilities
Prepaid expenses	300	-	-
Accounts payable and accrued expenses	4,603	(2,240)	23,719
Net cash used in operating activities	(1,495)	(16,056)	(41,146)

Cash flows from financing activities
Proceeds from related party debt (Note 2)	3,838	7,227	26,909
Proceeds from issuance of common stock, net of offering costs (Note 2)	-	------- -	18,500
Net cash provided by financing activities	3,838	7,227	45,409
Net change in cash	2,343	(8,829)	4,263

Cash:
Beginning of period	1,920	9,018	-
End of period	$ 4,263	$ 189	$ 4,263

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Changes in Shareholders’ Deficit
(Unaudited)

				Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance January 1, 2006	1,450,000	$ 1,450	$ 82,614	$ (124,031)	$ (39,967)
Contributed rent and services (Note 2)	-	-	6,942	-	6,942
Net loss	-	-	-	(13,340)	(13,340)

Balance at June 30, 2006	1,450,000	1,450	$ 89,556	$ (137,371)	$ (46,365)

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

The financial statements for the six months ended June 30, 2006 and 2005, presented herein, have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. Financial data presented for the six months ended June 30, 2006 and 2005 are unaudited.

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

(2) Related Party Transactions

The Company’s president, who is also a director, contributed the use of office space, including the use of telephone, to the Company for all periods presented. The office space was valued at $350 per month based on the market rate in the local area and telephone charges estimated and valued at $200 per month. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $1,650 (unaudited) and $1,650 (unaudited) for the three months ended June 30, 2006 and 2005 and in the amount of $3,300 (unaudited) and $3,300 (unaudited) for the six months ended June 30, 2006 and 2005.

The president, who is also a director, contributed management services to the Company for the periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $500 per month based on the level of service performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $1,500 (unaudited) and $1,500 (unaudited) for the three months ended June 30, 2006 and 2005 and in the amount of $3,000 (unaudited) and $3,000 (unaudited) for six months ended June 30, 2006 and 2005.

From January 3, 2001 (date of inception) through period ended June 30, 2006, the directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totalling $26,909. This balance remains outstanding at June 30, 2006, and is included in the accompanying financial statements as indebtedness of related parties. Interest expense related to the unpaid balance is contributed by the Company’s president, director, and shareholder and is calculated at 5% per annum with a corresponding credit to additional paid-in capital in the amount of $323 (unaudited).

HENLEY VENTURES, INC.
(An Exploration Stage Company)
               Notes to Financial Statements

(2) Related Party Transactions - continued

and $212 (unaudited) for the three months ended June 30, 2006 and 2005 and in amount of $642 (unaudited) and $370 (unaudited) for six months ended June 30, 2006 and 2005.

In December 2001, the Company sold 350,000 shares of its restricted common stock to its officers and directors for $3,500 or $.01 per share.

(3) Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company offsets operating profits during the six months ended June 30, 2006 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(4) Additional Mineral claims

During the period, The Company acquired two additional mineral claims, called the Red Bird Protection and the Pleasant Surprise, located in the area surrounding the Red Bird claims. The claims are in good standing until September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
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

Henley presently has minimal day-to-day operations; mainly comprising the maintaining of the Red Bird, the Pleasant Surprise and the Red Bird Protection claims in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

Henley has had no revenue since inception and its accumulated deficit is $137,371. To date, the growth of Henley has been funded by the sale of shares and advances by its directors in order to meet the working capital requirements of Henley and maintaining the Red Bird claim in good standing as well as acquiring the Pleasant Surprise and the Red Bird Protection.

The plan of operations during the next twelve months will be to maintain the Red Bird claim and the other two claims in good standing by doing exploration work on the property with the Province of British Columbia and meet its filing requirements. Henley has recently acquired two additional mineral claims being the Pleasant Surprise and the Red Bird Protection. Management is considering the raising of additional funds through the sale of shares, obtaining advances from its directors or obtaining funds from institutional lenders guaranteed by its directors. No decision as to the price and number of shares to be issued has been decided upon nor what method of funding is best for the Company and its shareholders.

Funds required over the next twelve months

Management estimates that a minimum of $19,800 will be required over the next twelve months to pay for such expenses as bookkeeping ($4,500), auditing ($8,500), exploration activities on the Red Bird claim and the other two claims ($5,800), office and miscellaneous ($500), and payments to the transfer agent ($500). The above noted figure does not include amounts owed to third party creditors in the amount of $23,719 as at June 30, 2006. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be approximately $43,519. At present Henley does not have these funds, having only $4,263 in its bank account, and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Henley’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

There is no assurance a commercially viable mineral deposit exists on the Red Bird and the other two claims (herein called “Red Bird”). Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined for the Red Bird. Henley’s ability to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee Henley will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds will be required to complete the acquisition or participation, and Henley may not be able to obtain such financing on terms which are satisfactory to it. There is substantial doubt regarding Henley's ability to continue as a going concern. Henley’s plans for its continuation as a going concern include financing its operations through sales of its common stock. If Henley is not successful with its plans, its shareholders and any future investors could then lose all or a substantial portion of their investment.

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

Other mineral properties

Henley has obtained two other mineral claims during the six months ended June 30, 2006. It will continue to seek other mineral properties during the next few years to diversify its holdings. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of its shares. Henley has no intention of purchasing for cash or other considerations any mineral properties from its officers and/or directors.

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

The Red Bird is held by one modified grid claim and five 2-post claims as shown below:

Claim Name	Tenure Number	Number of Units	Current Expiry Date

Red Bird	412526	20	July 23, 2006
Red Bird 1	412527	1	July 23, 2006
Red Bird 2	412528	1	July 23, 2006
Red Bird 3	412529	1	July 23, 2006
Red Bird 4	412530	1	July 23, 2006
Red Bird 5	412531	1	July 23, 2006
Red Bird Protection	528443	1	September 30, 2007
Pleasant Surprise	519812	1	September 30, 2007

These claims are registered in the name of Richard J. Billingsley under his personal Free Miners’ License # 139085. Henley is in the process of a signed Bill of Sale Absolute giving ownership of the mineral rights of the Red Bird to it.

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

Work Completed on the Red Bird

In July 2006, the Company has commenced Phase I of the exploration program which has been proposed by the report prepared by J. T. Shearer, M.Sc., P.Geo., dated August 15, 2004.

This exploration program undertakes further geochemical sampling by way of the establishment of a grid to obtain soil and rock samples for assaying as an initial stage. Subsequently, deeper penetrating geophysical survey is recommended in the Lockie Creek hornfels zone and tightly controlled ground magnetometer survey over the entire property is also recommended.

Contingent on attractive targets being identified by the above work, together with a synthesis of older data, Phase III diamond drilling is recommended to further test these targets contingent on success of Phases I and II.

During the six months ended June 30, 2006, the Company obtained two additional claims, one the Pleasant Surprise and the other, the Red Bird Protection.

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

Henley is in the start up stage; being a relatively new business only incorporated in January 2001, thereby having relatively little experience in operating itself. First, it has never undertaken a significant exploration program since, in the past, it has only done work to maintain the HV claim in good standing; a claim which Henley no longer has any interest in. Undertaking a major exploration program will require knowledge, which the majority of the directors and officers do not have. Regardless of the results, Henley has never assessed the merits of a mineral property regarding whether future exploration is warranted. Second, Henley will have to interview professional staff to work on the Red Bird claim which might be difficult for its directors to do unless Terry Heard is available to assist them since neither Mr. Hirji, the individual responsible for the day to day operations of Henley, nor Mr. Moeller have any geological experience. In the event there is a shortage of professional people in British Columbia, Henley’s chances in obtaining experienced people will be more difficult since the majority of professionals would rather work for a company which is well known and has an inventory of mineral claims. Third, Henley has never had to prepare extensive reports such as financial statements, budgets and notices to our shareholders.

2.
Since January 3, 2001, Henley’s date of inception, it has not made any revenue and may never generate revenue, and has accumulated losses of $137,371, which might result in Henley having to cease its operations.

Since Henley’s inception on January 3, 2001, it has made no revenue and as at June 30, 2006 has accumulated losses of $137,371. Since it has no current operations, all money spent by it on the exploration of the Red Bird will increase its accumulated losses since it is extremely unlikely it will be able to earn any revenue for a minimum of more than 5 years. First, Henley will have to explore the Red Bird by establishing a grid allowing it to take rock and soil samples for assaying to determine if there exists any mineralization on the Red Bird. Henley’s initial exploration of the Red Bird will cost it approximately $5,800. If there is mineralization, it will have to extend the grid and also take additional samples from within the original grid to determine the extent of mineralization. As a minimum, the sampling of rocks and soils using the grid could take two to three years and cost Henley approximately $96,000. All expenses during this time will increase its accumulated losses. If the results are still favourable, Henley will consider a diamond drilling program. Drilling is expensive and has been estimated, including some exploration work, at a cost of $270,000. The number of holes to be drilled is unknown. Again, the accumulated losses will continue to increase without any revenue being generated. There is the possibility Henley might never generate any revenue and eventually have to cease its operations.

3.
The lack of sufficient funds to meet its financial obligations over the next twelve months of $43,519 (see page 9) might result in its shareholders losing their entire investment if Henley is forced to discontinue operations permanently.

With estimated money required for operations over the next twelve months being $43,519, Henley does not have sufficient funds to meet its future obligations, which might result in its stockholders losing their total investment in Henley.

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

No matter how much money is spent over the years on the Red Bird, Henley might never be able to find a commercially viable ore reserve. In July 2006, Henley will complete Phase I of the exploration program at a cost of approximately $5,800. Over the next ten or more years, it could spend a great deal of money on the Red Bird and never advance mineralization-wise from the point where it is today. In other words, there is the distinct probability the Red Bird does not contain any reserves, as defined by Industry Guide 7, and any funds spent on exploration will probably be lost.

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

Presently, Henley holds the mineral rights to the Red Bird, Pleasant Surprise and Red Bird Protection claims and no other claim. If, in the future, it is unable to raise additional money it will not be able to acquire another mineral property in addition to the Red Bird. The raising of money might become extremely difficult in the event no commercially viable ore reserve is identified on the Red Bird, therefore not allowing Henley to have surplus funds to seek out and identify another mineral claim. Therefore, the acquisition of another mineral claim is seriously in doubt.

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

August 9, 2006

HENLEY VENTURES INC.
(Registrant)

SAM HIRJI
Sam Hirji
Chief Executive Officer
President and Director

HERB MOELLER
Herb Moeller
Chief Financial Officer
Chief Accounting Officer