Form 10KSB/A
period 2005-12-31
HENLEY VENTURES INC
filed 2006-11-02
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2005

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File number 333-122449

HENLEY VENTURES INC.
(Exact name of Company as specified in charter)

Nevada	98-0359930
State or jurisdiction or incorporation organization	(I.R.S. Employee ID No.)

3rd Floor - 830 West Pender Street Vancouver, British Columbia, Canada	V6C 1J8
(Zip Code)

Issuer’s telephone number: 1-604-683-6991

Securities registered pursuant to section 12 (b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Henley was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Henley’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [X]     No [ ]

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern - refer to page 36. We have cash of $1,920 as at December 31, 2005 with prepared expenses of $300, and have liabilities of $42,187 of which $23,071 is owed to our directors. Since our inception we have incurred accumulated losses of $124,031. We anticipate minimum operating expenses for the next twelve months of $30,416 (page 21). It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time.

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

The stock options outstanding as at December 31, 2005 are as follows:

            Option/SAR Grants in Last Fiscal Year
            Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SAR’s Grants (#)	% of Total Option/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date

Sam Hirji	Nil	Nil	-	-

Herbert Moeller	Nil	Nil	-	-

Terry Heard	100,000	100%	$ 0.10	September 15, 2009

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

Our in-house accountant prepares the accounting records and draft financial statements for submission to Cordovano and Honeck, LLP, our auditors.

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

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Henley’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSB/A (the “Evaluation Date”), have concluded that as of the Evaluation Date, Henley’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB/A was being prepared.

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

Name and Municipality of Residence	Position or Office within the Registrant	Age	Year Became A Director

Sam Hirji Vancouver, B.C., Canada	Principal Executive Officer President and Director (1)	58	2001

Herbert Moeller Richmond, B.C., Canada	Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director (2)	56	2001

Terry Heard Vancouver, B.C., Canada	Director (3)	68	2004

(1)	Sam Hirji became a director on November 6, 2001 and was appointed on the same day as Principal Executive Officer and President.

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

SUMMARY COMPENSATION TABLE
ANNUAL
COMPENSATION

                                    Long Term Compensation

                                           Awards                          Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Sam Hirji (1) Principal Executive Officer, President	2002 2003 2004 2005	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Herbert Moeller (2) Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer	2002 2003 2004 2005	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

(1)     Appointed as a Director, Principal Executive Officer and President on November 6, 2001.
(2)	Appointed as a Director, Principal Financial Officer and Secretary Treasurer on November 6, 2001. On June 30, 2004, he was appointed Principal Accounting Officer.

Option Grants in Last Fiscal Year ended December 31, 2005.

The stock options outstanding as at December 31, 2005, 2005 are as follows:

Option/SAR Grants in Last Fiscal Year
Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SAR’s Grants (#)	% of Total Option/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date

Sam Hirji	Nil	Nil	-	-

Herbert Moeller	Nil	Nil	-	-

Terry Heard	100,000	100%	$ 0.10	September 15, 2009

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

Title or Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class

Common Stock	Sam Hirji 2203-1275 Pacific Boulevard Vancouver, B.C., Canada, V6Z 2R6	150,000 (3)	10.34%

Common Stock	Herbert Moeller 7200 Langton Road Richmond, B.C., Canada, V7C 4B2	100,000 (3)	6.90%

Common Stock	Terry Heard 2203 - 837 West Hastings St. Vancouver, B.C., Canada, V6C 3N7	100,000 (4)	6.90%

Common Stock	Claus Andrup 3-22268 - 116 Street Maple Ridge, B.C., Canada, V2X 1P5	100,000 (5)	6.90%

Common Stock	Ownership of all directors and officers as a group	350,000	24.14%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

October 30, 2006

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

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations

Year Ended December 31			January 3, 2001 (Inception) through December 31,
	2005	2004	2005
Expenses:
Contribution rent (Note 2)	$ 6,600	$ 6,600	$ 33,000
Contribution services (Note 2)	6,967	6,457	32,564
Exploration costs	1,750	5,030	12,695
Organization costs	-	-	1,845
Professional fees	19,481	9,555	39,186
Office	2,802	1,024	4,717
Other general expenses	-	-	24

Total expenses	(37,600)	(28,666)	(124,031)

Loss before income taxes	(37,600)	(28,666)	(124,031)

Income tax provision (Note 5)	-	-	-

Net loss	$ (37,600)	$ (28,666)	$ (124,031)

Basic and diluted loss per share	$ (0.03)	$ (0.04)

Weighted average common shares outstanding	1,450,000	638,462

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders’ Deficit

	Common Shares	Stock Amount	Additional paid-in capital	Accumulated Deficit	Total

Balance January 3, 2001- Inception date	-	$ -	$ -	$ -	$ -
Common stock issued to founders as December 15, 2001	350,000	350	3,150	-	3,500
Contributed rent and services (Note 2)	-	-	12,862	-	12,862
Net loss	-	-	-	(21,666)	(21,666)

Balance at December 31, 2001	350,000	350	16,012	(21,666)	(5,304)
Contributed rent and services (Note 2)	-	-	13,028	-	13,028
Net loss	-	-	-	(20,138)	(20,138)

Balance at December 31, 2002	350,000	350	29,040	(41,804)	(12,414)
Contributed rent and services (Note 2)	-	-	13,050	-	13,050
Net loss	-	-	-	(15,961)	(15,961)

Balance at December 31, 2003	350,000	350	42,090	(57,765)	(15,325)
June 2004, sale of common stock, pursuant to private offering, net of offering costs of $2,500 (Note 4)	1,000,000	1,000	6,500	-	7,500
August 2004, sale of common stock, pursuant to private offering, net of offering costs of $2,500 (Note 4)	100,000	100	7,400	-	7,500
Contributed rent and services	-	-	13,057	-	13,057
Net loss	-	-	-	(28,666)	(28,666)

Balance at December 31, 2004	1,450,000	1,450	69,047	(86,431)	(15,934)
Contributed rent and services (Note 2)	-	-	13,567	-	13,567
Net loss	-	-	-	(37,600)	(37,600)

Balance at December 31, 2005	1,450,000	1,450	$ 82,614	$ 124,031	$ (39,967)

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	For Year December 31,	January 3, 2001(Inception) through December 31,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$ (37,600)	$ (28,666)	$ (124,031)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent and services (Note 2)	13,567	13,057	65,564
Changes in operating assets and liabilities,
Prepaid expenses	(300)	-	(300)
Accounts payable	2,624	9,312	19,116
Net cash used in operating activities	(21,709)	(6,297)	(39,651)

Cash flows from financing activities
Proceeds from related party debt (Note 2)	14,611	155	23,071
Proceeds from issuance of common stock, net of offering costs (Note 4)	-	15,000	18,500
Net cash provided by financing activities	14,611	15,155	41,571

Net change in cash	7,098	(8,858)	1,920

Cash:
Beginning of period	9,018	160	-
End of period	$ 1,920	$ 9,018	$ 1,920

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Option Plans. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin to recognize compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption abased on the fair values previously calculated for disclosure purposes.

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

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

4. Capital Stock

On September 15, 2004, the directors approved the granting of stock option to one of its directors whereby 100,000 common shares could be exercised at the price of $0.10 per shares on or before September 15, 2009 in whole or in part with a vesting at the rate of 25,000 options at the beginning of every three month period commencing September 15, 2004 while the director serves of the Company. (See Note 6)

On August 2004, the Company sold 100,000 common shares at a price of $0.10 per share under Offering Memorandum dated August 23, 2004 through its own “best efforts”. The price of $0.10 per share was determined by the Board of Directors based on “good faith estimates”. All shares of common stock offered were originally subject to resale restrictions under Regulation D, Rule 504 but were qualified for trading under a registration statement which became effective on September 1, 2005. Proceeds from the sale of common shares totaled $7,500, net of offering cost of $2,500.

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