Form 10QSB/A
period 2006-03-31
HENLEY VENTURES INC
filed 2006-11-02
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

October 25, 2006: 1,450,000 common shares

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

HENLEY VENTURES, INC.
(An Exploration Stage Company)

Balance Sheets
(Unaudited)

March 31, 2006

Assets

Cash	$ 806

Total assets	$ 806

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$ 16,000
Accrued expenses	5,000
Indebtedness to related parties (Note 2)	23,380
Total liabilities	44,380

Shareholders’ deficit (Note 2)
Common stock, $.001 par value. Authorized 200,000,000 shares
and 1,450,000 issued and outstanding shares	1,450
Additional paid-up capital	86,083
Accumulative deficit	(131,107)

Total shareholders’ deficit	(43,574)

Total liabilities and shareholders’ deficit	$ 806

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
                           Statements of Operations
(Unaudited)
                                                                                                     (Inception)
                                     Three Months Ended  through
                                                 March 31,                      March 31,
                                        2006                   2005           2006
Expenses:
Contribution rent (Note 2)	$ 1,650	$ 1,650	$ 34,650
Contribution services (Note 2)	1,819	1,658	34,383
Exploration costs	198	1,750	12,893
Organization costs			1,845
Professional fees	2,075	7,550	41,262
Office	1,334	908	6,050
Other general expenses	-		24

Total expenses	(7,076)	(13,516)	(131,107)

Loss before income taxes	(7,076)	(13,516)	(131,107)

Income tax provision (Note 5)

Net loss	$ (7,076)	$ (13,516)	$ (131,107)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	1,450,000	1,450,000

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders’ Deficit
(Unaudited)

	Common Shares	Stock Par Value	Additional paid-in capital	Accumulated Deficit	Total

Balance at December 31, 2005	1,450,000	1,450	82,614	(124,031)	(39,967)
Contributed rent and services (Note 2)	-	-	3,469	-	3,469
Net loss				(7,076)	(7,076)

Balance as at March 31, 2006	1,450,000	$ 1,450	$ 86,083	$ (131,107)	$ (43,574)

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

            Three Months Ended
                              March 31,
                    2006        2005        2006

Cash flows from operating activities:
Net loss	$ (7,076)	$ (13,516)	$ (131,107)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent And services (Note 2)	3,469	3,308	69,033
Changes in operating assets and liabilities
Prepaid expenses	300	-	-
Accounts payable	1,884	(1,625)	21,000
Net cash used in operating activities	(1,423)	(11,883)	(41,074)

Cash flows fromfinancing activities
Proceeds from related party debt (Note 2)	309	3,033	23,380
Proceeds from issuance of common stock, net of offering costs (Note 4)	-		18,500
Net cash provided by financing activities	309	3,033	41,880
Net change in cash	(1,114)	(8,800)	806

Cash:
Beginning of period	1,920	9,018
End of period	$ 806	$ 218	$ 806

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$	$	$
Interest	$	$	$

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Henley’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Henley’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 15(e) and 15d 15(e) at the end of the period covered by this quarterly report on Form 10-QSB/A (the “Evaluation Date”), have concluded that as of the Evaluation Date, Henley’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB/A was being prepared.

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