Form 10QSB/A
period 2006-06-30
HENLEY VENTURES INC
filed 2006-11-02
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-122449

            HENLEY VENTURES INC.
                     (Exact name of small business issuer as specified in its charter)

Nevada	98-0359930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor - 830 West Pender Street, Vancouver, British Columbia, Canada, V6C 1J8
(Address of principal executive offices)

1-604-683-6991
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [ X ]     No [ ]

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

Cash flows fromfinancing activities
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

From January 3, 2001 (date of inception) through period ended June 30, 2006, the directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totalling $26,909. This balance remains outstanding at June 30, 2006, and is included in the accompanying financial statements as indebtedness of related parties. Interest expense related to the unpaid balance is contributed by the Company’s president, director, and shareholder and is calculated at 5% per annum with a corresponding credit to additional paid-in capital in the amount of $323 (unaudited)

HENLEY VENTURES, INC.
(An Exploration Stage Company)
                Notes to Financial Statements

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

October 30, 2006

HENLEY VENTURES INC.
(Registrant)

SAM HIRJI
Sam Hirji
Chief Executive Officer
President and Director

HERB MOELLER
Herb Moeller
Chief Financial Officer
Chief Accounting Officer