Form 10QSB
period 2006-09-30
HENLEY VENTURES INC
filed 2006-11-09
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2006

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

September 30, 2006: 1,450,000 common shares

Transitional Small Business Disclosure format (Check one):     Yes [ ]     No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2006	4

	Statement of Operations For the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 and 2005 and for the period January 3, 2001 (Date of Inception) to September 30, 2006	5

	Statement of Cash Flows For the nine months ended September 30, 2006 and 2005, and for the period January 3, 2001 (Date of Inception) toSeptember 30, 2006	6

	Statement of Changes in Shareholders’ Deficit For the period from January 1, 2006 to September 30, 2006	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Submission of Matters to a Vote of Security Holders	17

ITEM 5.	Other Information	18

ITEM 6.	Exhibits and Reports on Form 8-K	18

	SIGNATURES.	19

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Henley Ventures Inc. (a pre-exploration stage company) at September 30, 2006 and the statement of operations and statement of cash flow for the three months ended September 30, 2006 and 2005, for the nine months ended September 30, 2006 and 2005 and for the period from January 3, 2001 (date of incorporation) to September 30, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

HENLEY VENTURES, INC.
(An Exploration Stage Company)

Balance Sheet
September 30, 2006
Unaudited

Assets

Cash	$ 3,638

Total assets	$ 3,638

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$ 19,000
Accrued expenses	3,461
Indebtedness to related parties (Note 2)	35,517
Total liabilities	57,978

Shareholders’ deficit (Note 2)
Common stock, $.001 par value. Authorized 200,000,000 shares
and 1,450,000 issued and outstanding shares	1,450
Additional paid-up capital	93,140
Accumulated deficit	(148,930)

Total shareholders’ deficit	(54,340)

Total liabilities and shareholders’ deficit	$ 3,638

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations

					January 3, 2001
					(Inception)
Three Months Ended			Nine Months Ended		Through
September 30,			September 30,		September 30,
2006 2005			2006 2005		2006
(unaudited) (unaudited)			(unaudited) (unaudited)		(unaudited)
Expenses:
Contribution rent (Note 2)	$ 1,650	$ 1,650	$ 4,950	$ 4,950	$ 37,950
Contribution services (Note 2)	1,934	1,785	5,576	5,156	38,140
Exploration costs	5,000	-	5,198	1,750	17,893
Organization costs	-	-	-	-	1,845
Professional fees	2,600	3,642	7,394	14,470	46,581
Office	375	1,298	1,781	2,536	6,497
Other general expenses	-	-	-	-	24

Total expenses	(11,559)	(8,375)	(24,899)	(28,682)	(148,930)

Loss before income taxes	(11,559)	(8,375)	(24,899)	(28,682)	(148,930)

Income tax provision (Note 5)	-	-	-	-	-

Net loss	$ (11,559)	$ (8,375)	$ (24,899)	$ (28,682)	$ (148,930)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average common shares outstanding	1,450,000	1,450,000	1,450,000	1,450,000

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			January 3, 2001
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (24,899)	$ (28,862)	$ (148,930)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent and services (Note 2)	10,526	10,106	76,090
Changes in operating assets and liabilities
Prepaid expenses	300	-	-
Accounts payable and accrued expenses	3,345	(1,162)	22,461
Net cash used in operating activities	(10,728)	(19,918)	(50,379)

Cash flows from financing activities
Proceeds from related party debt (Note 2)	12,446	12,840	35,517
Proceeds from issuance of common stock, net of offering costs (Note 2)	-	-	18,500
Net cash provided byfinancing activities	12,446	12,840	54,017
Net change in cash	1,718	(7,078)	3,638

Cash:
Beginning of period	1,920	9,018	-
End of period	$ 3,638	$ 1,940	$ 3,638

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Changes in Shareholders’ Deficit
(Unaudited)

				Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance January 1, 2006	1,450,000	$ 1,450	$ 82,614	$ (124,031)	$ (39,967)

Contributed rent and services (Note 2)	-	-	10,526	-	10,526
Net loss	-	-	-	(24,899)	(24,899)

Balance at September 30, 2006	1,450,000	1,450	$ 93,140	$ (148,930)	$ (54,340)

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

The financial statements for the nine months ended September 30, 2006 and 2005, presented herein, have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. Financial data presented for the nine months ended September 30, 2006 and 2005 are unaudited.

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

(2) Related Party Transactions

The Company’s president, who is also a director, contributed the use of office space, including the use of telephone, to the Company for all periods presented. The office space was valued at $350 per month based on the market rate in the local area and telephone charges estimated and valued at $200 per month. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $1,650 (unaudited) and $1,650 (unaudited) for the three months ended September 30, 2006 and 2005 and in the amount of $4,950 (unaudited) and $4,950 (unaudited) for the nine months ended September 30, 2006 and 2005.

The president, who is also a director, contributed management services to the Company for the periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $500 per month based on the level of service performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $1,500 (unaudited) and $1,500 (unaudited) for the three months ended September 30, 2006 and 2005 and in the amount of $4,500 (unaudited) and $4,500 (unaudited) for nine months ended September 30, 2006 and 2005.

From January 3, 2001 (date of inception) through period ended September 30, 2006, the directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totalling $35,517. This balance remains outstanding at September 30, 2006, and is included in the accompanying financial statements as indebtedness of related parties. Interest expense related to the unpaid balance is contributed by the Company’s president, director, and shareholder and is calculated at 5% per annum with a corresponding credit to additional paid-in capital in the amount of $435 (unaudited)

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(2) Related Party Transactions - continued

and $285 (unaudited) for the three months ended September 30, 2006 and 2005 and in amount of $1,076 (unaudited) and $656 (unaudited) for nine months ended September 30, 2006 and 2005.

In December 2001, the Company sold 350,000 shares of its restricted common stock to its officers and directors for $3,500 or $.01 per share.

(3) Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company offsets operating profits during the nine months ended September 30, 2006 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Henley has had no revenue since inception and its accumulated deficit is $148,930. To date, the growth of Henley has been funded by the sale of shares and advances by its directors in order to meet the working capital requirements of Henley and maintaining the Red Bird claim in good standing as well as acquiring the Pleasant Surprise and the Red Bird Protection.

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

Funds required over the next twelve months

Management estimates that a minimum of $16,900 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,400), auditing ($5,500), exploration activities on the Red Bird claim and the other two claims ($5,000), office and miscellaneous ($500), and payments to the transfer agent ($500). The above noted figure does not include amounts owed to third party creditors in the amount of $22,461 as at September 30, 2006. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be approximately $39,361. At present Henley does not have these funds, having only $3,638 in its bank account, and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Henley’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Other mineral properties

Henley has obtained two other mineral claims during the nine months ended September 30, 2006. It will continue to seek other mineral properties during the next few years to diversify its holdings. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of its shares. Henley has no intention of purchasing for cash or other considerations any mineral properties from its officers and/or directors.

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

The Red Bird is held by one modified grid claim and five 2-post claims as shown below:

Claim Name	Tenure Number	Number of Units	Current Expiry Date

Red Bird	412526	20	September 30, 2007
Red Bird 2	412528	1	September 30, 2007
Red Bird 3	412529	1	September 30, 2007
Red Bird 4	412530	1	September 30, 2007
Red Bird 5	412531	1	September 30, 2007
Red Bird Protection	528443	1	September 30, 2007
Pleasant Surprise	519812	1	September 30, 2007

These claims are registered in the name of Richard J. Billingsley under his personal Free Miners’ License # 139085. Henley is in the process of a signed Bill of Sale Absolute giving ownership of the mineral rights of the Red Bird to it.

During the quarter the Company did not apply assessment work to the Red Bird 1 due to the claim being overlapped by other claims which, when the current assessment was applied to these claims, it maintain the land in good standing for a further year.

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

During the nine months ended September 30, 2006, the Company obtained two additional claims, one the Pleasant Surprise and the other, the Red Bird Protection.

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

2.
Since January 3, 2001, Henley’s date of inception, it has not made any revenue and may never generate revenue, and has accumulated losses of $148,930, which might result in Henley having to cease its operations.

Since Henley’s inception on January 3, 2001, it has made no revenue and as at September 30, 2006 has accumulated losses of $148,930. Since it has no current operations, all money spent by it on the exploration of the Red Bird will increase its accumulated losses since it is extremely unlikely it will be able to earn any revenue for a minimum of more than 5 years. First, Henley will have to explore the Red Bird by establishing a grid allowing it to take rock and soil samples for assaying to determine if there exists any mineralization on the Red Bird. Henley’s initial exploration of the Red Bird will cost it approximately $5,800. If there is mineralization, it will have to extend the grid and also take additional samples from within the original grid to determine the extent of mineralization. As a minimum, the sampling of rocks and soils using the grid could take two to three years and cost Henley approximately $96,000. All expenses during this time will increase its accumulated losses. If the results are still favourable, Henley will consider a diamond drilling program. Drilling is expensive and has been estimated, including some exploration work, at a cost of $270,000. The number of holes to be drilled is unknown. Again, the accumulated losses will continue to increase without any revenue being generated. There is the possibility Henley might never generate any revenue and eventually have to cease its operations.

3.
The lack of sufficient funds to meet its financial obligations over the next twelve months of $39,361 (see page 10) might result in its shareholders losing their entire investment if Henley is forced to discontinue operations permanently.

With estimated money required for operations over the next twelve months being $39,361, Henley does not have sufficient funds to meet its future obligations, which might result in its stockholders losing their total investment in Henley.

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

No matter how much money is spent over the years on the Red Bird, Henley might never be able to find a commercially viable ore reserve. In July 2006, Henley completed Phase I of the exploration program at a cost of approximately $5,000. Over the next ten or more years, it could spend a great deal of money on the Red Bird and never advance mineralization-wise from the point where it is today. In other words, there is the distinct probability the Red Bird does not contain any reserves, as defined by Industry Guide 7, and any funds spent on exploration will probably be lost.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: November 8, 2006

HENLEY VENTURES INC.
(Registrant)

SAM HIRJI
Sam Hirji
Chief Executive Officer
President and Director

HERB MOELLER
Herb Moeller
Chief Financial Officer
Chief Accounting Officer