Form 10KSB
period 2006-12-31
HENLEY VENTURES INC
filed 2007-03-26
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2006

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to
Commission File number 333-122449

HENLEY VENTURES INC.
(Exact name of Company as specified in charter)

Nevada	98-0359930
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

3rd Floor - 830 West Pender Street Vancouver, British Columbia, Canada	V6C 1J8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	1-604-683-6991

Securities registered pursuant to section 12 (b) of the Act:

Title of each share:	Name of each exchange on which registered
None	None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Henley’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes [X] No [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Henley. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 2006, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 2006, Henley has 1,450,000 shares of common stock issued and outstanding.

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

We have no current operations since we have not commenced any exploration work on the Red Bird other than maintain the property in good standing. In addition, we have no revenues and very limited operations since our incorporation. We acquired the Red Bird by way of a Bill of Sale Absolute from Richard J. Billingsley on July 28, 2004. This Bill of Sale Absolute has not been filed with the Ministry and therefore the claims are still in the name of Richard Billingsley. We have not registered with the Ministry the Red Bird under Henley’s name due to not having the money available to do so. First, we would have to incorporate a British Columbia company at a cost of approximately $385, apply for a British Columbia Electronic Identification Number, the number assigned by the government to an individual or company wishing to acquire the rights to a mineral claim, at a cost of $20 and obtain a Free Miners License at a further cost of $400. The only way to ensure the Red Bird is not transferred to a third party without the knowledge of Henley is to have the Red Bird registered in the name of Henley - refer to Risk Factor #10 on page 8 and page 12. In addition, Henley does not own the land comprising the Red Bird but has only the rights to the minerals thereon. The land is owned by the Province of British Columbia; known as the Crown. We have the rights to all minerals below the overburden, being the dirt above the hard rock, except for coal which must be applied for under a separate license. We will not apply for the coal rights. In addition, we do not have the rights to any placer minerals; being particles of gold, gemstones or other heavy minerals of value contained within the overburden. To have the rights to placer minerals would result in us having to “stake” the Red Bird specifically for placer minerals. We will obtain the placer rights only if, during our exploration program, we verify there are placer minerals of value on the Red Bird. There are no proven ore reserves on the Red Bird. Therefore, any expenses incurred in exploring the Red Bird are expensed during the period they are incurred.

Our auditors have expressed substantial doubt about our ability to continue as a going concern - refer to page 36. We have no cash, in fact an overdraft of $68, as at December 31, 2006 and no other assets, and have liabilities of $62,414 of which $36,047 is owed to our directors. Since our inception we have incurred accumulated losses of $160,601. We anticipate minimum operating expenses for the next twelve months of $42,349 (page 21). It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time.

We currently have two officers that devote an immaterial amount of time to our business. For example, one of our officers devotes approximately 10 hours per month to our business and our other officer devotes approximately 5 hours per month to our business.

We will have to raise money to meet our obligations during the next twelve months in the amount of approximately $42,349 - refer to page 21 and Risk Factor #1 on page 5.

We have a 100 percent interest in the mineral rights on certain claims in British Columbia, Canada called the Red Bird Property (the “Red Bird”). The claim consists of approximately 1,500 acres. It is 93 air miles northeast of Vancouver, British Columbia. We have not yet undertaken any exploration work on the Red Bird. There is no assurance we will find a commercially viable mineral reserve on the Red Bird. The Red Bird is in good standing until September 30, 2007 at which time assessment work or cash in lieu of assessment work will have to be filed with the Ministry of Energy and Mines for the Province of British Columbia (the “Ministry”) in the amount of approximately $2,200 to keep it in good standing for a further twelve months. The Company would like to undertake Phase 1 of the geological program in the summer of 2007.

On the Red Bird claim, Henley is focusing on precious metals; being gold and silver.

Henley has 13,050,000 shares outstanding.

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

RISK FACTORS

This prospectus also contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTCBB.

1.	Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Cordovano and Honeck, LLP, our auditors, are concerned as to whether we will be able to continue as a going concern unless adequate financing is obtained in the near future. Presently, we owe our auditors $3,549, our in-house accountant $17,750 and other parties $5,000 for work performed. In addition, our President, Mr. Sam Hirji, is owed $30,860, Mr. Moeller, our Chief Financial Officer, is owed $187 and Mr. Terry Heard, one of our Directors, is owed $5,000. During the next twelve months, we will require $42,349 to maintain our operations which does not included the above noted amounts owed to our directors and officers. If we were required to settle all the above amounts owed or to be incurred in the future at a single time, we would require cash of $78,396. We do not have these funds on hand. The only availability of funds will be from the issuance of treasury shares. If we cannot attract funds from this source, we might cease to operate as a going concern.

2.
We have two part time officers who have not managed an exploration company and are unfamiliar with the reporting requirements of a public company which will increase our overall costs if we are required to hire professional personnel to attend to our affairs.

None of our two officers work full time for us due to having other business interests which take the majority of their time. Only Terry Heard, one of our directors and a professional geologist, has had any experience in managing an exploration company but, like Herb Moeller, Principal Accounting Officer, has never been involved with the filing of various forms with the SEC. For example, none that Henley is subject to reporting requirement, we must file information with the SEC about:

●	our operations;
●	our officers, directors and certain shareholders, including salaries, various fringe benefits and transactions between Henley and management;
●	the financial condition of Henley, including financial statements audited by an independent certified public accountant; and
●	our competitive position and material terms of contracts and lease agreements

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

Henley is in the start up stage; being a relatively new business only incorporated in January 2001, thereby having relatively little experience in operating itself. First, we have never undertaken a significant exploration program on the Red Bird claims but will to do before September 30, 2007. Undertaking a major exploration program will require knowledge which the majority of the directors and officers do not have. Regardless of the results, we have never assessed the merits of a mineral property regarding whether future exploration is warranted. Second, we will have to interview professional staff to work on the Red Bird claim which might be difficult for our directors to do unless Terry Heard is available to assist them since neither Mr. Hirji, the individual responsible for the day to day operations of Henley, nor Mr. Moeller have any geological experience. In the event there is a shortage of professional people in British Columbia, our chances in obtaining experienced people will be more difficult since the majority of professionals would rather work for a company which is well known and has an inventory of mineral claims. Third, we have never had to prepare on a regular basis reports such as financial statements, budgets and notices to our shareholders. To date we have only filed a Form 10Q-Sb relating to the first quarter since Henley’s registration statement became effective.

4.
Since January 3, 2001, our date of inception, we have not made any revenue and may never generate revenue, and have accumulated losses of $160,601 which might result in Henley having to cease its operations.

Since our inception on January 3, 2001, we have made no revenue and as at December 31, 2006 have accumulated losses of $160,601. Since we have no current operations, all money spent by us on the exploration of the Red Bird will increase our accumulated losses since it is extremely unlikely we will be able to earn any revenue for a minimum of more than 5 years. First, we will have to explore the Red Bird by establishing a grid allowing us to take rock and soil samples for assaying to determine if there exists any mineralization on the Red Bird. Our initial exploration of the Red Bird will cost us approximately $2,200 as a minimum and if we wish to undertake Phase 1 of the recommended work program it will cost us $5,800. If there is mineralization, we will have to extend the grid and also take additional samples from within the original grid to determine the extent of mineralization. As a minimum, the sampling of rocks and soils using the grid could take two to three years and cost us approximately $96,000. All expenses during this time will increase our accumulated losses. If the results are still favorable, we will consider a diamond drilling program. Drilling is expensive and has been estimated, including some exploration work, at a cost of $270,000. The number of holes to be drilled is unknown. Again, the accumulated losses will continue to increase without any revenue being generated. There is the possibility we might never generate any revenue and eventually have to cease our operations.

5.
Without sufficient funds to meet our financial obligations over the next twelve months of $42,349, might result in our shareholders losing their entire investment if Henley is force to discontinue operations permanently.

With no funds in our bank account as at December 31, 2006 and our estimated money required for operations over the next twelve months being $42,349, we do not have sufficient funds to meet our future obligations which might result in our stockholders losing their total investment in Henley.

6.	Penny stock rules may result in fewer brokers willing to make a market in our shares thereby reducing liquidity to our shareholders.

The penny stock rules adopted by the Securities and Exchange Commission may result in fewer brokers making a market in our shares on the OTCBB. Penny stocks are generally equity securities with a price less than $5.00. It is extremely doubtful our share price will trade above the $5.00 level in the near or foreseeable future. Therefore, the penny stock rule might result in fewer brokers willing to make a market in our shares, due to the imposition of additional sales practices as more fully described on page 20, resulting in liquidity to our stockholders being restricted.

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

In addition, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, stocks traded over this quotation system are usually thinly traded, highly volatile and are not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

8. If we have to sell treasury shares, there will be a dilution effect to our shareholders resulting in their percentage ownership in Henley being reduced accordingly.

We feel the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in Henley is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

9.	The mineral rights to the Red Bird are not held in the name of Henley which could result in the mineral rights being transferred to a third party without the knowledge of Henley.

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

10.	No matter how much money is spent on the Red Bird, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Red Bird, we might never be able to find a commercially viable ore reserve. Prior to losing the mineral rights to the HV, we spent $13,435 on exploration work and on the Red Bird we acquired it, including the preparation of a geological report, for $5,030. Over the next twelve months we will complete Phase I of the exploration program at a cost of $5,800. Over the next ten or more years, we could spend a great deal of money on the Red Bird and never advance mineralization-wise from the point where it is today. In other words, there is the distinct probability the Red Bird does not contain any reserves and any funds spent on exploration will probably be lost.

11.	Even with positive results during exploration, the Red Bird might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

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

12.
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

13.	Without performing a survey on the Red Bird, we are uncertain as to its exact boundaries which might eventually lead to litigation trying to defend our rights to its minerals.

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

14.
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

15.
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

16.
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

17.	We will be confronted with various governmental regulations and environmental risks that could prevent us from exploring the Red Bird.

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

18.	Not having key man insurance will result in no money being available to find a suitable replacement for a departing director or officer.

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

19.	Not having our directors devote sufficient time to our affairs could result in business decisions not being made on a timely basis which could be detrimental to our future growth.

Sam Hirji spends approximately 10 hours, Herbert Moeller spends approximately 5 hours and Terry Heard several hours each month on the affairs of Henley. Having no full time management results in business decisions not being made on a timely basis and could in the future have a detrimental effect on our growth since outside consultants and advisors might have to be hired on a part time basis.

20.
Our directors and officers have other business interests which takes time away from managing our affairs which might result in the future Henley having to hire professional staff, at substantial cost, to it to attend to its affairs.

Our president, Sam Hirji, is the President of Samco Printers Ltd. in Vancouver, British Columbia, which takes a significant amount of his time. Herbert Moeller is an independent consultant whose time is limited to working on the affairs of Henley. Terry Heard has his own exploration consulting company; being Mount Royale Ventures, LLC. Therefore, we might have to hire independent consultants to undertake the exploration work on the Red Bird claim since Terry Heard is involved in rehabilitating a mine in Boulder, Colorado and therefore might not be available to us when needed. We will require, upon commencement of the start of each Phase of our exploration program, one consulting geologist at a cost of $300 a day to replace Terry Heard. Based on the number of days to complete each Phase, being a total of 66 days, a geologist will cost us approximately $19,800 In addition, since none of our directors and officers are familiar with statutory filings we will have to hire, upon this registration statement becoming effective, a part time in-house accountant at an estimated annual cost of $3,250 to prepare and file the various Form 10Q-SBs and 10K-SB.

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

The Red Bird is held by one modified grid claim and four 2-post claims as shown below:

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

We allowed the Red Bird 1 claim to lapse in July without applying any assessment work to it. Management felt the money to maintain the Red Bird 1in good standing was worth the future results to be obtained through exploration work. All other claims were kept in good standing.

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

●	In 1967, Nelway Mines Ltd. acquired and explored the Red Bird with geochemical surveys and diamond drilling.
●	Between 1971 and 1974 Gold River Mines Ltd. explored the claims by extensive line cutting, soil sampling, magnetometer and VLF-EM surveys and drilling a total of 33 holes totaling 5,800 feet
●	In 1978, Northern Lights Resources Ltd. conducted a ground magnetometer survey and drilled two diamond drill holes, totaling 366 feet.
●	In 1979, Kenman Resources Ltd., in conjunction with Ventures West Minerals Ltd., began a program of detailed geological mapping of various previous showings with a program of soil sampling.
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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year, there has been no established trading market for Henley’s common stock although the Henley’s shares are now quoted on the OTCBB. Since its inception, Henley has not paid any dividends on its common stock, and Henley does not anticipate that it will pay dividends in the foreseeable future. As at December 31, 2006 Henley had 39 shareholders; two of these shareholders are an officers and director of Henley.

Option Grants in Last Fiscal Year ended December 31, 2006.

In the fiscal year ended December 31, 2004, Henley granted Terry Heard 100,000 options at a price of $0.10 per share as shown below. With the forward split of 9 to 1, the number of options outstanding to Terry Heard is 900,000 options.

The stock options outstanding as at December 31, 2006 are as follows:

Option/SAR Grants in Last Fiscal Year
Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/ SAR’s Grants (#)	% of Total Option/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	ExpirationDate

Sam Hirji	Nil	Nil	-	-

Herbert Moeller	Nil	Nil	-	-

Terry Heard	900,000	100%	$ 0.01	September 15, 2009

There are no outstanding warrants or conversion privileges for Henley.

On December 15, 2006, the Company affected a forward stock split at the ratio of 1:9 for each of the Company’s shareholders beneficially owning shares of its common stock as of the Record Date; being December 15, 2006. The forward split does not affect the Company’s authorized number of shares of common stock as set forth in its articles of incorporation and therefore such authorized number of shares after the forward split shall remain at 200,000,000. Shareholders’ approval is required prior to the forward stock split becoming effective.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis explains the major factors affecting our results of operations for the years ended December 31, 2001 to 2006 and the variance of results between periods. The following discussion of our financial condition and results of operations should be read along with the financial statements and notes to the financial statements included elsewhere in this Form 10K-SB.

(a) Plan of Operations

While we believe the Red Bird has value and should be explored further, we do not have any current operations since we have not commenced exploration on the Red Bird. Our continued existence and future plans depend on us having money to pay our bills.

Our plan of operations to overcome our present financial difficulties for the next twelve months will be as follows:

●	to raise money sufficient to meet our cash requirements for the next twelve months as shown below. Raising money might be through the issuance of shares from treasury; or
●	Through the goodwill of our directors advance us funds as they are need.

If the above method of raising money occurs, it would help to eliminate the uncertainty of our ability to continue as a going concern.

With limited operations to date, it might be difficult for us to obtain money through the issuance of shares especially at a price favorable to our existing shareholders. If the price is too low, too many shares will have to be issued for the same money and a greater dilution affect will happen to our existing shareholders. Presently, the directors and officers are not wishing to guarantee a loan and would rather not continue to put money into Henley other than maintaining the Red Bird in good standing until September 30, 2007. The only alternative to meeting the cash requirements of the next twelve months, being $42,349, is through the issuance of treasury shares. At this time, management does not know if Henley’s shares will be acceptable to the investing public or what the issuance price will be. Therefore, if financing was not available we might have no choice but to allow Henley to cease as a going concern. All shareholders, which include the directors and officers, would lose their investment.

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

We will require money to operate over the next twelve months. We have determined we will require the following funds:

Distribution of Funds	Ref.	Amount

Accounting and audit	(i)	$ 9,250
Exploration on the Red Bird	(ii)	5,800
Office	(iii)	500
Transfer agent’s fees	(iv)	500
		16,050
Accounts payable to third parties	(v)	26,299
Estimated Funds Required over the Next Twelve Months		$ 42,349

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

(ii) Exploration of the Red Bird

There is no immediate requirement for us to undertake any work on the Red Bird claims since the property is in good standing until September 30, 2007. Nevertheless, we would like to undertake Phase I of the recommended geological program at a cost of $5,800 as recommend on page 15. Management is prepared to advance this money in order to ensure this exploration program is completed. We are not anticipating undertaking any exploration work on the Red Bird until the summer of 2007.

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

With no cash as at December 31, 2006, we will require additional funds during the next twelve months. To meet our future obligations we will have to issue treasury shares. The directors have not given any consideration to personally supporting Henley financially other than maintaining the Red Bird in good standing for a further year. No decision has been made by our directors regarding any future issuance of our shares or the price per share.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Henley are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2006, to the best of our knowledge, there have been no disagreements with Cordovano and Honeck LLP on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Cordovano and Honeck LLP would have caused them to make a reference in connection with its report on the financial statements for the year.

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

Name and Municipality of Residence	Position or Office within the Registrant	Age	Year Became A Director

Sam Hirji Vancouver, B.C. Canada	Principal Executive Officer President and Director (1)	58	2001

Herbert Moeller Richmond, B.C. Canada	Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director (2)	57	2001

Terry Heard Vancouver, B.C. Canada	Director (3)	69	2004

(1)	Sam Hirji became a director on November 6, 2001 and was appointed on the same day as Principal Executive Officer and President.

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

Involvement in Certain Legal Proceedings

To the knowledge of management, during the period from inception to December 31, 2006, no present or former director, executive officer or person nominated to become a director or an executive officer of Henley:

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

Compensation of Directors

During the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006, we did not pay our directors for any meetings.

Executive Compensation

The following table set forth the total compensation paid or accrued by us for the four years ended December 31, 2006 on behalf of our named executive officers. In addition, this table sets forth information with respect to stock option to purchase common stock granted to our named executive officers during the same periods mentioned above.

SUMMARY COMPENSATION TABLE
ANNUAL
COMPENSATION

                                                                             Long Term Compensation
                               Annual Compensation                               Awards                         Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Sam Hirji (1) Principal Executive Officer, President	2003 2004 2005 2006	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Herbert Moeller (2) Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer	2003 2004 2005 2006	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

(1) Appointed as a Director, Principal Executive Officer and President on November 6, 2001.
(2)	Appointed as a Director, Principal Financial Officer and Secretary Treasurer on November 6, 2001. On June 30, 2004, he was appointed Principal Accounting Officer.

Option Grants in Last Fiscal Year ended December 31, 2006.

The stock options outstanding as at December 31, 2006 are as follows:
                                                    Option/SAR Grants in Last Fiscal Year
Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/ SAR’s Grants (#)	% of Total Option/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date

Sam Hirji	Nil	Nil	-	-

Herbert Moeller	Nil	Nil	-	-

Terry Heard	900,000	100%	$ 0.01	September 15, 2009

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of December 31, 2006 (1,450,000 shares issued and outstanding) by all stockholders known to us to be beneficial owners of more than 5 percent of our outstanding common stock.

Title or Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class

Common Stock	Sam Hirji 2203-1275 Pacific Boulevard Vancouver, B.C. Canada, V6Z 2R6	1,350,000 (3)	10.34%

Common Stock	Herbert Moeller 7200 Langton Road Richmond, B.C. Canada, V7C 4B2	900,000 (3)	6.90%

Common Stock	Terry Heard 2203 - 837 West Hastings St. Vancouver, B.C. Canada, V6C 3N7	900,000 (4)	6.90%

Common Stock	Ownership of all directors and officers as a group	3,150,000	24.14%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

(4)
Terry Heard has been granted a stock option for the purchase of 900,000 common shares in our capital stock at a price of $0.01 per share exercisable in whole or in part on or before September 15, 2009. To date no options have been exercised.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

The number of shares under Rule 144 is 3,150,000 less an amount of 180,000 shares qualified for trading under our effective registration statement.

Our two largest shareholders, Sam Hirji and Herbert Moeller, own, collectively, 2,250,000 issued and outstanding shares of our common stock of which 90,000 shares each held by Sam Hirji and Herbert Moeller were registered for trading under our effective registration statement. These shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

Forward Stock Split

On December 15, 2006, the Company affected a forward stock split at the ratio of 1:9 for each of the Company’s shareholders beneficially owning shares of its common stock as of the Record Date; being December 15, 2006. The forward split does not affect the Company’s authorized number of shares of common stock as set forth in its articles of incorporation and therefore such authorized number of shares after the forward split shall remain at 200,000,000. Shareholders’ approval is required before the forward stock split becomes effective.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Henley’s annual financial statements and the review included in Henley’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were as follows: December 31, 2006 -$6,019 and December 31, 2005 - $6,898.

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

Dated: March 26, 2007

Report of Independent Registered Public Accounting Firm

To The Board of Directors
of Henley Ventures, Inc.:

We have audited the accompanying balance sheet of Henley Ventures, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005 and for the period from January 3, 2001 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henley Ventures, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from January 3, 2001 (inception) through December 31, 2006 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORDOVANO AND HONECK LLP

Cordovano and Honeck, LLP
Englewood, Colorado
March 21, 2007

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Balance Sheets
December 31, 2006

Assets

Prepaid expenses	$ 1,500

Total Assets	$ -

Liabilities and Shareholders’ Deficit

Liabilities:
Bank overdraft	$ 68
Accounts payable	20,999
Accrued expenses	5,300
Total current assets	26,367
Indebtedness to related parties (Note 2)	36,047
Total liabilities	62,414

Common stock, $.001 par value. 200,000,000 shares authorized,, 13,050,000 shares issued	13,050
Additional paid-up capital	85,137
Accumulative deficit	(159,101)

Total shareholders’ deficit	(60,914)

Total liabilities and shareholders’ deficit	$ 1,500

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations

                                                                         January 3, 2001
                                                                                   (Inception) through
                                                           December 31,
                                                 Year Ended
                                                                          December 31,
                                          2006                   2005                         2006

Revenues	$ -	$ -	$ -

Expenses:
Contribution rent (Note 2)	6,600	6,600	39,600
Contribution services (Note 2)	7,523	6,967	40,087
Exploration costs	5,770	1,750	18,465
Organization costs	-	-	1,845
Professional fees	13,344	19,481	52,530
Office	1,833	2,802	6,550
Other general expenses	-	-	24

Total expenses	(35,070)	(37,600)	(159,101)

Loss before income taxes	(35,070)	(37,600)	(159,101)

Income tax provision (Note 5)	-	-	-

Net loss	(35,070)	$ (37,600)	$ (159,101)

Basic and diluted loss per share	$ (0.022)	$ (0.024)

Weighted average common shares outstanding (2006 and 2005 adjusted to reflect December 15, 2006 stock split, see Note 4:)	1,598,718	1,598,718

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders’ Deficit
	Common Shares	Stock Par Value	Additional paid-in capital	Accumulated Deficit	Total

Balance January 3, 2001 Inception date	-	$ -	$ -	$ -	$ -
Common stock issued to Founders at December 15, 2001	350,000	350	3,150	-	3,500
Contributed rent and Services (Note 2)	-	-	12,862	-	12,862
Net loss	-	-	-	(21,666)	(21,666)

Balance at December 31, 2001	350,000	350	16,012	(21,666)	(5,304)
Contributed rent and Services (Note 2)	-	-	13,028	-	13,028
Net loss	-	-	-	(20,138)	(20,138)

Balance at December 31, 2002	350,000	350	29,040	(41,804)	(12,414)
Contributed rent and Services (Note 2)	-	-	13,050	-	13,050
Net loss	-	-	-	(15,961)	(15,961)

Balance at December 31, 2003	350,000	350	42,090	(57,765)	(15,325)
July 2004, sale of common stock, pursuant to private offering, net of offering costs of $2,500 (Note 4)	1,000,000	1,000	6,500	-	7,500
August 2004, sale of common stock, pursuant to private offering, net of offering costs of $2,500 (Note 4)	100,000	100	7,400	-	7,500
Contributed rent and services	-	-	13,057	-	13,057
Net loss	-	-	-	(28,666)	(28,666)

Balance at December 31, 2004	1,450,000	1,450	69,047	(86,431)	(15,934)
Contributed rent and Services (Note 2)	-	-	13,567	-	13,567
Net loss	-	-	-	(37,600)	(37,600)

Balance at December 31, 2005	1,450,000	1,450	82,614	(124,031)	(39,967)
9 to 1 stock split (Note 4)	11,600,000	11,600	(11,600)
Contributed rent and services	-	-	14,123	-	14,123
Net loss	-	-	-	(35,070)	(36,070

Balance at December 31, 2006	13,050,000	$ 13,050	$ 85,137	$ (159,101)	$ (60,914

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

                                                                       January 3, 2001
                                                    Year Ended                            (Inception) through
                                                       December 31,                            December  31,
                                                                          2006                   2005                          2006

Cash flows from operating activities:
Net loss	$ (35,070)	$ (37,600)	$ (159,101)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent and services (Note 2)	14,123	13,567	79,687
Changes in operating assets and liabilities,
Prepaid expenses	(1,200)	(300)	(1,500)
Cash overdraft	68	-	68
Accounts payable	7,183	2,624	26,299
Net cash used in operating Activities	(14,896)	(21,709)	(54,547)

Cash flows from financing activities
Proceeds from related party debt (Note 2)	12,976	14,611	36,047
Proceeds from issuance of common stock, net of offering costs (Note 4)	-	-	18,500
Net cash provided by financing activities	12,976	14,611	54,547

Net change in cash	(1,920)	(7,098)	-

Cash:
Beginning of period	1,920	9,018	-
End of period	$ -	$ 1,920	$ -

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -
Interest	$ -	$ -

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three month or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2006.

Financial Instruments

At December 31, 2006, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

At December 31, 2006, there were no variances between basic and diluted loss per share as the impact of the 900,000 options outstanding would have been anti-dilutive.

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

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Had compensation cost for the Company’s stock option grants been determined consistent with SFAS 123, the Company’s net income (loss) and net income (loss) per share would approximate the pro forma amounts below:

	For the Year ended December 31, 2006	For theYear ended December 31, 2005

Net loss	$ (35,070)	$ (37,600)

As reported
Increase loss due to:
Employee stock option plan	(0)	(750)
Pro forma	$ (35,070)	$ (38,350)

Loss per common shares
As reported	$ (0.02)	$ (0.02)
Pro forma	$ (0.02)	$ (0.02)

Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

The Company adopted SFAS 123R effective January 1, 2006.  The standard provides for a prospective application.  Under this method, the Company will recognize compensation cost for equity based compensation for all new or modified grants after the date of adoption.  During the year ended December 31, 2006, the Company did not recognize compensation cost as there were no new or modified grants and unvested stock options.

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued two related standards that address accounting for income taxes: FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions and that changes related to prior years’ tax positions be recognized in the quarter of change. FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. Both new standards became effective for us on January 1, 2007. The FASB is currently engaged in a project to provide implementation guidance on FIN 48. While the effects of FIN 48 will depend somewhat upon this implementation guidance, we expect the transition effects of these standards to be modest and consist of reclassification of certain liabilities on our Balance Sheet and an adjustment to the opening balance of retained earnings. Prior periods will not be restated as a result of these required accounting changes.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  The Company has not yet determined the impact, if any, the implementation of SFAS 157 may have on the financial statements of the Company.

(2) Related Party Transactions

The Company’s president, who is also a director, contributed the use office space, including the use of telephone, to the Company for all periods presented. The office space was valued at $350 per month based on the market rate in the local area and telephone charges estimated and valued at $200 per month. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $6,600 and $6,600 for years ended December 31, 2006 and 2005 respectively.

The president, who is also a director, contributed management services to the Company for the periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $500 per month based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $6,000 and $6,000 for year ended December 31, 2006 and 2005 respectively.

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

From January 3, 2001 (date on inception) through period ended December 31, 2006, the directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totaling $36,047. This balance remains outstanding at December 31, 2006, and is included in the accompanying financial statements as Indebtedness of related parties. Interest expense related to the unpaid balance is contributed by the Company’s president, director, and shareholder and is calculated at 5% per annum with a corresponding credit to additional paid-in capital in amount of $1,523 and $967 for years ended December 31, 2006 and 2005, respectively.

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

The Red Bird Property is held by one modified grid claim and four 2-post claims as listed, one of which has expired:

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

List of Claims
Claim Name	Tenure Number	# of Units	Size	Current Expiry Date

Red Bird	412526	20	4S5E	September 30, 2007
Red Bird 2	412528	1	2 post	September 30, 2007
Red Bird 3	412529	1	2 post	September 30, 2007
Red Bird 4	412530	1	2 post	September 30, 2007
Red Bird 5	412531	1	2 post	September 30, 2007
	Total Units	24

Henley Ventures Inc. reportedly has acquired the Red Bird Property by Bill of Sale from R. J. Billingsley. The claims are still registered in R B Billingsley’s name (FMC 139085) as of December 31, 2006. The risk inherent in the Red Bird being held in the name of a non-related party is that the party in question could sell it to another third party without the permission or knowledge of the Company and thereby resulting in the Company losing its interest in the Red Bird, even though the Company has legal ownership. Only through the legal system might the Company be able to recover its interest in the Red Bird. This would be a costly matter and may take many years to resolve.

The fractional claim (Rainbow 6, Tenure Number 371270) occurs in the center of the Red Bird claim and was in good standing until August 21, 2005. The Company did not acquire the Rainbow 6 when it expired.

The Company has allowed the Red Bird 1 claim to lapse without applying any assessment work to it.

Two 2-post claims supercede parts of Red Bird 1 and 2.

Mineral Title of British Columbia is held via the Mineral Act. Claims are kept in good standing by applying appropriate assessment work in the amount of $100 per unit per year for the first 3 years and then $200 per unit per year thereafter.

The Red Bird Property is a large claim block which covers a number of old gold and copper showings, which were first discovered in the early part of the century. A considerable amount of somewhat disjointed exploration, including geochemistry, geophysics, geology, trenching and diamond drilling has been completed since 1965. However, due to the number of different operators the database is somewhat fragmented. As a consequence, the strategy behind some of the diamond drilling programs is not immediately clear from the available reports.

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

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

(4) Capital Stock

On September 15, 2004, the directors approved the granting of stock option to one of its directors whereby 900,000 common shares could be exercised at the price of $0.01 (post split) per share on or before September 15, 2009 in whole or in part with a vesting at the rate of 225,000 (post split) options at the beginning of every three month period commencing September 15, 2004 while the director serves of the Company. (See Note 5)

On August 2004, the Company sold 100,000 common shares at a price of $0.10 per share under Offering Memorandum dated August 23, 2004 through its own “best efforts”. The price of $0.10 per share was determined by the Board of Directors based on “good faith estimates”. All shares of common stock offered were originally subject to resale restrictions under Regulation D, Rule 504 but were qualified for trading under a registration statement which became effective on September 1, 2005. Proceeds from the sale of common shares totaled $7,500, net of offering cost of $2,500.

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

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

On December 15, 2006, the shareholders approved a forward stock split at the ratio of nine shares for one share of the Company’s common stock. The forward split does not affect the Company’s authorized number of shares of common stock as set forth in its Articles of Incorporation and therefore such authorized number of shares after the forward split shall remain at 200,000,000.

(5) Common Stock Options

On September 15, 2004, the directors approved the granting of stock options to one of its directors whereby 100,000 common shares could be exercised at a price of $0.10 per shares on or before September 12, 2009 in whole or in part with a vesting at the rate of 25,000 options at the beginning of every three month period commencing September 15, 2004 while the director serves to the Company.

As a result of the forward split on December 15, 2006, the number of stock options increased from 100,000 shares to 900,000 and the weighted average exercise price is reduced from $0.1 to $0.01.

The status of the Company’s stock-options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	100,000	0.10
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2005	100,000	0.10

Stock split (Note 4)	800,000	-
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2006	900,000	$ 0.01

Options exercisable on December 31, 2005	100,000	$ 010

Options exercisable on December 31, 2006	900,000	$ 001

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(6) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:
                                                      December 31.
                                                                               2006                       2005

U.S statutory federal rate	15.00%	15.00%
Contributed rent and services	-6.04%	-6.83%
Net operating loss for which no Tax benefit is currently Available	-8.96%	-8.17%
	0.00%	0.00%

At December 31, 2006, deferred tax assets consisted of a net tax asset of $3,367 due to operating loss carryforwards of $159,101, which was fully allowed for in the valuation allowance of $159,101. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2006 and 2005 was $35,070 and $37,600 respectively. Due to the uncertainty of the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire through the year 2026.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.