Form 10QSB
period 2007-03-31
HENLEY VENTURES INC
filed 2007-05-11
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2007

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

March 31, 2007: 13,050,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Henley Ventures Inc. (a pre-exploration stage company) at March 31, 2007 and the statement of operations and statement of cash flow for the three months ended March 31, 2007 and 2006 and for the period from January 3, 2001 (date of incorporation) to March 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

HENLEY VENTURES, INC.
(An Exploration Stage Company)

Balance Sheet
March 31, 2007
Unaudited

Assets

Cash	$ 2,713
Prepaid expenses	638

Total assets	$ 3,351

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable	$ 22,750
Accrued expenses	1,875
Indebtedness to related parties (Note 2)	42,604
Total liabilities	67,229

Shareholders’ deficit (Note 2)
Common stock, $.001 par value. Authorized 200,000,000 shares
and 13,050,000 issued and outstanding shares	13,050
Additional paid-up capital	88,821
Accumulated deficit	(165,749)

Total shareholders’ deficit	(63,878)

Total liabilities and shareholders’ deficit	$ 3,351

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
                                  Statements of Operations

January 3, 2001
(Inception)
Three Months Ended			Through
March 31,			March 31,
2007 2006			2007
(unaudited) (unaudited)			(unaudited)
Expenses:
Contribution rent (Note 2)	$ 1,650	$ 1,650	$ 41,250
Contribution services (Note 2)	2,034	1,819	42,121
Exploration costs	-	198	18,465
Organization costs	-	-	1,845
Professional fees	2,738	2,075	55,268
Office	226	1,334	6,776
Other general expenses	-	-	24

Total expenses	(6,648)	(7,076)	(165,749)

Loss before income taxes	(6,648)	(7,076)	(165,749)

Income tax provision (Note 5)	-	-	-

Net loss	$ (6,648)	$ (7,076)	$ (165,749)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	13,050,000	13,050,000

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			January 3, 2001
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$ (6,648)	$ (7,076)	$ (165,749)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed rent and services (Note 2)	3,684	3,469	83,371
Changes in operating assets and liabilities
Prepaid expenses	862	300	(638)
Accounts payable and accrued expenses	(1,674)	1,884	24,625
Net cash used in operating activities	(3,776)	(1,423)	(58,391)

Cash flows from financing activities
Proceeds from related party debt (Note 2)	6,557	309	42,604
Proceeds from issuance of common stock, net of offering costs (Note 2)	-	-	18,500
Net cash provided by financing activities	6,557	309	61,104
Net change in cash	2,781	(1,114)	2,713

Cash:
Beginning of period	(68)	1,920	-
End of period	$ 2,713	$ 806	$ 2,713

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

See accompanying notes to financial statements

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Statements of Changes in Shareholders’ Deficit
(Unaudited)

				Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance January 1, 2007	13,050,000	$ 13,050	$ 85,137	$ (159,101)	$ (60,914)

Contributed rent and services (Note 2)	-	-	3,684	-	3,684
Net loss	-	-	-	(6,648)	(6,648)

Balance at March 31, 2007	13,050,000	13,050	$ 88,821	$ (165,749)	$ (63,878)

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

The financial statements for the three months ended March 31, 2007 and 2006, presented herein, have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. Financial data presented for the three months ended March 31, 2007 and 2006 are unaudited.

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

(2) Related Party Transactions

The Company’s president, who is also a director, contributed the use of office space, including the use of telephone, to the Company for all periods presented. The office space was valued at $350 per month based on the market rate in the local area and telephone charges estimated and valued at $200 per month. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $1,650 (unaudited) and $1,650 (unaudited) for the three months ended March 31, 2007 and 2006.

The president, who is also a director, contributed management services to the Company for the periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equalled $500 per month based on the level of service performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $1,500 (unaudited) and $1,500 (unaudited) for the three months ended March 31, 2007 and 2006.

From January 3, 2001 (date of inception) through period ended March 31, 2007, the directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totalling $42,604. This balance remains outstanding at March 31, 2007, and is included in the accompanying financial statements as indebtedness of related parties. Interest expense related to the unpaid balance is contributed by the Company’s president, director, and shareholder and is calculated at 5% per annum with a corresponding credit to additional paid-in capital in the amount of $534 (unaudited)

HENLEY VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(2) Related Party Transactions - continued

and $319 (unaudited) for the three months ended March 31, 2007 and 2006.

In December 2001, the Company sold 350,000 shares of its restricted common stock to its officers and directors for $3,500 or $.01 per share.

(3) Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company offsets operating profits during the three months ended March 31, 2007 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Henley has had no revenue since inception and its accumulated deficit is $165,749. To date, the growth of Henley has been funded by the sale of shares and advances by its directors in order to meet the working capital requirements of Henley and maintaining the Red Bird claim in good standing as well as acquiring the Pleasant Surprise and the Red Bird Protection.

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

Funds required over the next twelve months

Management estimates that a minimum of $17,575 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,400), auditing ($6,175), exploration activities on the Red Bird claim and the other two claims ($5,000), office and miscellaneous ($500), and payments to the transfer agent ($500). The above noted figure does not include amounts owed to third party creditors in the amount of $24,625 as at March 31, 2007. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be approximately $42,200. At present Henley does not have these funds, having only $2,713 in its bank account, and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Henley’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Other mineral properties

Henley has obtained two other mineral claims during the year ended December 31, 2006. It will continue to seek other mineral properties during the next few years to diversify its holdings. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of its shares. Henley has no intention of purchasing for cash or other considerations any mineral properties from its officers and/or directors.

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

During the year ended December 31, 2006, the Company obtained two additional claims, one the Pleasant Surprise and the other, the Red Bird Protection.

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

Henley is in the start up stage, being a relatively new business only incorporated in January 2001, thereby having relatively little experience in operating itself. First, it has never undertaken a significant exploration program since, in the past, it has only done work to maintain the HV claim in good standing; a claim which Henley no longer has any interest in. Undertaking a major exploration program will require knowledge, which the majority of the directors and officers do not have. Regardless of the results, Henley has never assessed the merits of a mineral property regarding whether future exploration is warranted. Second, Henley will have to interview professional staff to work on the Red Bird claim which might be difficult for its directors to do unless Terry Heard is available to assist them since neither Mr. Hirji, the individual responsible for the day to day operations of Henley, nor Mr. Moeller have any geological experience. In the event there is a shortage of professional people in British Columbia, Henley’s chances in obtaining experienced people will be more difficult since the majority of professionals would rather work for a company which is well known and has an inventory of mineral claims. Third, Henley has never had to prepare extensive reports such as financial statements, budgets and notices to our shareholders.

2.
Since January 3, 2001, Henley’s date of inception, it has not made any revenue and may never generate revenue, and has accumulated losses of $165,749, which might result in Henley having to cease its operations.

Since Henley’s inception on January 3, 2001, it has made no revenue and as at March 31, 2007 has accumulated losses of $165,749. Since it has no current operations, all money spent by it on the exploration of the Red Bird will increase its accumulated losses since it is extremely unlikely it will be able to earn any revenue for a minimum of more than 5 years. First, Henley will have to explore the Red Bird by establishing a grid allowing it to take rock and soil samples for assaying to determine if there exists any mineralization on the Red Bird. Henley’s initial exploration of the Red Bird will cost it approximately $5,800. If there is mineralization, it will have to extend the grid and also take additional samples from within the original grid to determine the extent of mineralization. As a minimum, the sampling of rocks and soils using the grid could take two to three years and cost Henley approximately $96,000. All expenses during this time will increase its accumulated losses. If the results are still favourable, Henley will consider a diamond drilling program. Drilling is expensive and has been estimated, including some exploration work, at a cost of $270,000. The number of holes to be drilled is unknown. Again, the accumulated losses will continue to increase without any revenue being generated. There is the possibility Henley might never generate any revenue and eventually have to cease its operations.

3.
The lack of sufficient funds to meet its financial obligations over the next twelve months of $42,200 (see page 10) might result in its shareholders losing their entire investment if Henley is forced to discontinue operations permanently.

With estimated money required for operations over the next twelve months being $42,200, Henley does not have sufficient funds to meet its future obligations, which might result in its stockholders losing their total investment in Henley.

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

Presently, Henley holds the mineral rights to the Red Bird, Pleasant Surprise and Red Bird Protection claims and no other claim. If, in the future, it is unable to raise additional money it will not be able to acquire another mineral property in addition to these claims. The raising of money might become extremely difficult in the event no commercially viable ore reserve is identified on the Red Bird, Pleasant Surprise or Red Bird Protection, therefore not allowing Henley to have surplus funds to seek out and identify another mineral claim. Therefore, the acquisition of another mineral claim is seriously in doubt.

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

Dated: May 11, 2007

HENLEY VENTURES INC.
(Registrant)

SAM HIRJI
Sam Hirji
Chief Executive Officer
President and Director

HERB MOELLER
Herb Moeller
Chief Financial Officer
Chief Accounting Officer