Form 10QSB
period 2007-06-30
SOUTH SEA ENERGY CORP.
filed 2007-08-15
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2007

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form ________________________ to ___________________________

Commission File number 333-122449

SOUTH SEA ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0359930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor - 830 West Pender Street, Vancouver, British Columbia, Canada, V6C 1J8
(Address of principal executive offices)

1-604-683-6991
(Issuer's telephone number)

HENLEY VENTURES INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
August 14, 2007: 78,528,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [   ]   No [X]

SOUTH SEA ENERGY CORP.
FORM 10-QSB

JUNE 30, 2007

INDEX

PAGE

Part I. FINANCIAL INFORMATION	1

Item 1.Financial Statements	1

Interim Balance Sheet at June 30, 2007 (Unaudited)	1

Interim Statements of Operations for the three and six month period ended June 30, 2007 and 2006 and for the period from January 3, 2001 (inception) to June 30, 2007 (Unaudited).	2

Interim Statements of Stockholders’ Equity for the period from January 3, 2001 (inception) to June 30, 2007 (Unaudited).	3

Interim Statements of Cash Flows for the three and six month period ended June 30, 2007 and 2006 and for the period from January 3, 2001 (inception) to June 30, 2007 (Unaudited).	4

Notes to Interim Financial Statements	5

Item 2. Management's Discussion and Analysis or Financial Conditions and Results of Operation	10

Item 3. Controls and Procedures	16

Part II. OTHER INFORMATION	17

Item 2. Unregistered sales of securities and use of proceeds	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signature Page	19

FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading "Risk Factors" and set forth in our Annual report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 26, 2007.

As used in this Form 10-QSB, "we," "us" and "our" refer to South Sea Energy Corp., which is also sometimes referred to as the "Company."

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-QSB relate only to events or information as of the date on which the statements are made in this report on Form 10-QSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of South Sea Energy Corp. (formerly Henley Ventures Inc.), a development stage company) at June 30, 2007 and the statement of operations and statement of cash flow for the three and six months ended June 30, 2007 and 2006 and for the period from January 3, 2001 (date of inception) to June 30, 2007 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

South Sea Energy Corp.
(Formerly Henley Resources Inc.)
(A Development Stage Company)

Interim Financial Statements
June 30, 2007
(Unaudited)

South Sea Energy Corp.
(Formerly Henley Ventures, Inc.)
(A Development Stage Company)
Interim Balance Sheet
(Unaudited)

June 30, 2007

ASSETS

Current
Cash	$248
Prepaid expenses and deposit	21,825
Total current assets	22,073
Deferred acquisition costs (note 7)	169,230

$191,303

LIABILITIES and SHAREHOLDERS' EQUITY

Current
Bank overdraft	$-
Accounts payable and accrued liabilities	7,835
Indebtedness to related parties	-
Interest on convertible notes	1,139
Convertible notes	216,946

Total current liabilities	225,920

STOCKHOLDERS' EQUITY
Capital stock (note 6) 720,000,000 common stock authorized, $0.001 par value
78,528,000 shares issued and outstanding	78,528
Additional paid in capital	108,323
Subscriptions receivable from related parties (note 6)	(26,000)
Accumulated deficit	(195,468)

(34,617)

$191,303

The accompanying notes are an integral part of these financial statements.

South Sea Energy Corp.
(Formerly Henley Ventures, Inc.)
(A Development Stage Company)
Interim Statements of Operations
For the Periods Ended
(Unaudited)

	For the three months ended		For the six months ended		Cumulative from
	June 30,		June 30,		January 3, 2001
					(Inception) to June
	2007	2006	2007	2006	30, 2007

Expenses
Contribution rent	-	1,650	1,650	3,300	41,250
Contribution services	3,500	1,712	5,534	3,642	45,621
Executive compensation	6,274	-	6,274	-	6,274
Exploration costs	-	-	-	198	18,465
Interest	1,139	-	1,139	-	1,139
Marketing and investor relations	13,360		13,360	-	13,360
Organization costs	-	-	-	-	1,845
Office and administrative	2,698	331	2,924	1,406	9,474
Other general expenses	-	-	-	-	24
Professional fees	2,748	3,278	5,486	4,794	58,016
Not loss for the period	$(29,719)	$(6,971)	$(36,367)	$(13,340)	$(195,468)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	52,792,800	46,980,000	49,886,400	46,980,000

The accompanying notes are an integral part of these financial statements.

South Sea Energy Corp.
(Formerly Henley Ventures, Inc.)
(A Development Stage Company)
Interim Statement of Shareholders' Equity (Deficiency)
For the period from January 3, 2001 (Inception) to June 30, 2007
(Unaudited)

				Additional		Total
	Common Stock		Subscriptions	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Receivable	Capital	Deficit	Equity

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued to founders	11,340,000	11,340		(7,840)		3,500
Contributed rent and services				12,862		12,862
Net loss for the year					(21,666)	(21,666)
Balance, December 31, 2001	11,340,000	11,340	-	5,022	(21,666)	(5,304)
Contributed rent and services				13,028		13,028
Net loss for the year					(20,138)	(20,138)
Balance, December 31, 2002	11,340,000	11,340	-	18,050	(41,804)	(12,414)
Contributed rent and services				13,050		13,050
Net loss for the year					(15,961)	(15,961)
Balance, December 31, 2003	11,340,000	11,340	-	31,100	(57,765)	(15,325)
Stock issued for cash at $0.01, net of offering costs of $2,500	32,400,000	32,400		(24,900)		7,500
Stock issued for cash at $0.10, net of offering costs of $2,500	3,240,000	3,240		4,260		7,500
Contributed rent and services				13,057		13,057
Net loss for the year					(28,666)	(28,666)
Balance, December 31, 2004	46,980,000	46,980	-	23,517	(86,431)	(15,934)
Contributed rent and services				13,567		13,567
Net loss for the year					(37,600)	(37,600)
Balance, December 31, 2005	46,980,000	46,980	-	37,084	(124,031)	(39,967)
Contributed rent and services				14,123		14,123
Net loss for the year					(35,070)	(35,070)
Balance, December 31, 2006	46,980,000	46,980	-	51,207	(159,101)	(60,914)
Stock issued for cash at $0.01	5,548,000	5,548		49,932		55,480
Stock issued for cash to related parties at $0.001	26,000,000	26,000	(26,000)			-
Contributed rent and services				7,184		7,184
Net loss for the period					(36,367)	(36,367)
Balance, June 30, 2007	78,528,000	78,528	(26,000)	108,323	(195,468)	(34,617)

Effective December 15, 2006, the Company effected a 9 to 1 forward stock split. Effective May 4, 2007, the Company effected a 3.6 to 1 forward stock split. The number of shares referred to in these financial statements has been restated to give retroactive effect on the two forward stock splits.

The accompanying notes are an integral part of these financial statements.

South Sea Energy Corp.
(Formerly Henley Ventures, Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows For the Periods Ended
(Unaudited)

			Cumulative from January 3, 2001
	For the six months ended June 30,		(Inception) to
	2007	2006	June 30, 2007

Cash Flows from (used in) Operating Activities
Net loss from operations	$(36,367)	$(13,340)	$(195,468)
Items not affecting cash:
- contributed rent and services	7,184	6,942	86,871
- interest and fees accrued for convertible notes	1,139	-	1,139
Changes in non-cash working capital balances related to operations:
- cash overdraft	(68)	-	-
- prepaid expenses and deposits	(20,325)	300	(21,825)
- accounts payable and accrued expenses	(18,461)	4,603	7,838

Cash Flows - Operating Activities	(66,898)	(1,495)	(121,445)

Cash flows from (used in) Investing Activities
Deferred acquisition costs	(169,230)	-	(169,230)

Cash Flows - Investing Activities	(169,230)	-	(169,230)

Cash flows from Financing Activities
Proceeds from convertible notes	216,943	-	216,943
Proceeds from related party debt	(36,047)	3,838	-
Proceeds from issue of common stock	55,480	-	73,980

Cash Flows - Financing Activities	236,376	3,838	290,923

Net increase (decrease) in cash	248	2,343	248

Cash, beginning of period	-	1,920	-

Cash, end of period	$248	$4,263	$248

The accompanying notes are an integral part of these financial statements.

1.	Interim reporting

The accompanying unaudited interim financial statements have been prepared by South Sea Energy Corp. (formerly Henley Resources Inc.) (the “Company”, or “South Sea”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements.

The results of operations for the three and six month periods ended June 30, 2007 are not indicative of the results that may be expected for the full year.

2.	Nature and continuance of operations

The Company was incorporated under the laws of the State of Nevada on January 3, 2001 under the name Henley Ventures inc. for the purpose of acquiring and developing mineral properties. No minerals have yet been discovered on the properties.

The Company intends to effect a change in business and commenced concentrating on the acquisition, exploration, development and production of a coal bed methane project. To facilitate this change in business, on June 15, 2007, the Company signed a letter of intent with CBM Asia Development Corp. (“CBM”) as amended, whereby it would acquire an interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia for $100,000. The agreement also provides that the newly appointed directors of South Sea will receive 26,000,000 shares of common stock of the Company (see note 8).

Effective May 31, 2007, the Company changed its name to South Sea Energy Corp. The Company is listed on the Over-the- Counter Bulletin Board under the symbol SSGY.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $195,468 since its inception, has a working capital deficiency of $203,847 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses and will require substantial capital to execute its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short- term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

The Company complies with Financial Accounting Standard Board Statement No. 7 the Securities and Exchange Commission Act Guide 7 for its characterization of the Company as a Development Stage Company.

3.	Additional Significant Accounting Policy

Development Stage

The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as a Development Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

Convertible Instruments

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”) and pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

4.	Mineral claims

On July 28, 2004, the Company acquired a 100% interest in the mineral rights to the Red Bird claim (the “Red Bird”), located 93 air miles northeast of Vancouver, British Columbia.

During the quarter ended March 31, 2007, the Company acquired two additional mineral claims, called the Red Bird Protection and the Pleasant Surprise, located in the area surrounding the Red Bird claims. The claims are in good standing until September 30, 2007. The Company has not undertaken any exploration in these three mineral claims. The Company intends to let these claims lapse.

5.	Convertible notes

	a.	Issued June 6, 2007

On June 6, 2007, the Company received loan proceeds of $66,946. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for a second year.

At June 30, 2007, the Company accrued $440 in interest in relation to the note.

	b.	Issued June 13, 2007

On June 13, 2007, the Company received loan proceeds of $150,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for a second year.

At June 30, 2007, the Company accrued $699 in interest in relation to the note.

6.	Capital stock

	a.	Common stock

Effective on December 15, 2006, the Company forward split its issued common stock on the basis of 9 new for one old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock splits. There was no effect on the Company’s authorized share capital.

Effective on May 4, 2007, the Company forward split its issued common stock on the basis of 3.6 new for one old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock split.

On May 4, 2007, the Company amended its authorized capital stock to 720,000,000 common shares with a par value of $0.001 per share. The number of authorized shares and the par value per share as referred to in these financial statements has been restated wherever applicable to give retroactive effect to this amendment.

On June 6, 2007, the Company issued 5,548,000 common shares at $0.01 per share for net proceeds of $55,480.

On June 15, 2006, the Company issued 26,000,000 common shares at $0.001 to officers and directors of the Company pursuant to the letter of intent with CBM.

	b.	Options

On September 15, 2004, the directors approved the granting of stock option to one of its directors whereby 100,000 common shares could be exercised at the price of $0.10 per shares on or before September 15, 2009 in whole or in part with a vesting at the rate of 25,000 options at the beginning of every three month period commencing September 15, 2004 while the director serves of the Company. Pursuant to the option agreement, these options have been cancelled effective the date of the resignation of this director, being June 22, 2007.

7.	Related party transactions

The Company's former president, who was also a director, contributed the use of office space, including the use of telephone, to the Company until April 1, 2007. The office space was valued at $350 per month based on the market rate in the local area and telephone charges estimated and valued at $200 per month. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $1,650 for the six month period ended June 30, 2007.

The former president, who was also a director, contributed management services to the Company until April 1, 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $500 per month based on the level of service performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $1,500 for the six month period ended June 30, 2007.

From January 3, 2001 (date of inception) through period ended March 31, 2007, the former directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totaling $42,754. This balance was repaid in June 2007. Interest expense related to the balance unpaid at March 31, 2007 was calculated at 5% per annum with a corresponding credit to additional paid-in capital in the amount of $534 for the six month period ended June 30, 2007.

The Company’s president, who is also a director, contributed management services to the Company in June 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $175 per hour. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $3,500 for the six month period ended June 30, 2007.

Pursuant to a management services agreement, the Company paid $4,240 to a director during the six month period ended June 30, 2007.

8.	Commitments – Notes 5 and 7

a.

On June 15, 2007, the Company signed a letter of intent with CBM Asia Development Corp., as amended, whereby it would acquire a 40% interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia for $100,000. The agreement also provides that the newly appointed directors of the Company will receive 26,000,000 shares of common stock of the Company.

The terms of the acquisition are subject to the parties entering into a definitive agreement no later than July 7, 2007. As of July 31, 2007, the parties had not entered into an extension but were working towards the completion of a definitive agreement.

At June 30, 2007, the Company had incurred related acquisition costs totaling $169,230.

b.

Effective May 28, 2007, the Company entered into a one year agreement for management services with one of its director, in consideration for a monthly fee of $4,000 plus applicable taxes. This commitment can be terminated by either party with 30 days’ written notice.

c.

On June 15, 2007, the Company entered into a one year contract for marketing and communications consulting services. In consideration, the Company will pay a monthly retainer of $5,000 per month to cover fees as invoiced. This commitment can be terminated by either party with 30 days’ written notice.

c.

On June 15, 2007, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on June 14, 2009. This commitment can be terminated by either party with 90 days’ written notice;

d.

Effective May 28, 2007, the Company entered into a contract with a company controlled by one of its directors for management and consulting services, requiring the payment of $4,000 per month, expiring on May 31, 2008. This commitment can be terminated by either party with 30 days’ written notice;

	e.	Effective July 16, 2007, the Company entered into a six month lease agreement for office space, at $211 per month.

9.	Subsequent Events

On July 3, 2007, the Company received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for a second year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

The following Risk Factors summarize some of the risks inherent in our business and to our company in particular:

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See "Forward-Looking Statements."

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.
We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our success is significantly dependent on a successful reorganization or acquisition of an existing business. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have incurred losses in prior periods and may incur losses in the future.
We incurred net losses of $195,468 for the period from January 3, 2001 (inception) to June 30, 2007, and $35,070 for the year ended December 31, 2006. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution .
We will require additional funds to initiate our oil and gas exploration activities, and to take advantage of any available business opportunities. Historically, we have financed our expenditures primarily with proceeds from the sale of debt and equity securities, and bridge loans from our officers and stockholders. In order to meet our obligations or acquire an operating business, we will have to raise additional funds. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Success.
Presently, the officers and directors of the Company allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. This lack of sufficient time of our management may result in limited growth and success of the business.

If we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to execute on our business plan.
In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Even if we are able to, the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.
The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for gas and minerals are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.
The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas, and mineral companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable .
The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.
In general, our exploration and future production activities are subject to certain country-specific federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our current operations comply, in all material respects, with all applicable environmental regulations.

If we grant employee share options and other share-based compensation, our net income could be adversely affected. If the Company grants share purchase options to directors and employees does this, it will account for options granted in accordance with FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, if we were to grant options to directors and employees, we would have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other equity incentive based compensation, our net income could be adversely affected.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.
We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we will be required to include management's report on internal controls as part of our annual report for the fiscal year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending December 31, 2008. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

We are currently a shell company with limited operations and no revenues.
There can be no assurance that we will be able to acquire an operating company or business. Further, if we are able to acquire an operating company or business, there is no assurance that we will be able to operate profitably. Although there are many companies that are looking to become public through a reverse acquisition / shell merger, there is competition for attractive acquisition candidates and there can be no assurance that we will be able to find a suitable candidate.

There is uncertainty as to our ability to enforce civil liabilities both in and outside the United States due to the fact that some of our directors and all of our assets are not located in the United States.
Our office, our mining interests, and the majority of our assets are located in Canada or outside of the United States. Our current, limited operations are conducted in Canada. Some of our directors reside in Canada. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the United States or any state thereof, both in and outside of the United States.

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.
Our independent auditors, Cordovano and Honeck, LLP, state in their audit report, dated March 27, 2007, that since the Company has not established a source of revenue and future operations are dependent on the Company’s ability to raise capital from shareholders or other sources, there is a substantial doubt that we will be able to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Risk Relating To Our Common Stock:

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders and/or have rights and preferences greater than our common stock.
Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 720,000,000 shares of common stock authorized. As of the date of this Report, we have 78,528,000 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.
Although our common stock is quoted on the OTBB under the symbol “SSGY,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock .
The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

Financial Condition as of June 30, 2007.

We reported total current assets of $22,073 at June 30, 2007 consisting of cash of $248 and prepaid expenses and deposits of $21,825. Total current liabilities reported of $225,920 consisted of $7,835 in accounts payable and accrued liabilities, and of $218,085 in convertible notes and interest on convertible notes. We had a working capital of $203,847 at June 30, 2007.

Stockholders' Deficiency decreased from $60,914 at December 31, 2006 to $34,617 at June 30, 2007. This change is due to a net loss of $36,367 in the period, and the issuance of common stock.

We are currently a development stage company focused on the gas and mineral industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

Plan of Operation

Background

We were incorporated under the laws of the State of Nevada on January 3, 2001 under the name Henley Ventures Inc. for the purpose of acquiring and developing mineral properties. We acquired certain rights to mineral claims on the Red Bird, Pleasant Surprise and Red Bird Protection in British Columbia, Canada. The Red Bird is a large claim block which covers a number of old gold and copper showings, which were first discovered in the early part of the last century. In July 2006, we commenced Phase I of the exploration program to undertake further geochemical sampling by way of the establishment of a grid to obtain soil and rock samples for assaying as an initial stage. To date, no minerals have yet been discovered on the properties and certain of our rights to such mineral claims expire in September 2007.

In May 2007, we decided to concentrate significant efforts on the exploration, development and production of oil and gas. To facilitate this shift in business focus, on June 12, 2007 Henley Ventures, Inc., a Nevada corporation merged with and into its wholly owned subsidiary, South Sea Energy Corp. resulting in South Sea Energy, Corp. being the surviving corporation and the current Registrant. On June 15, 2007, we signed a letter of intent with CBM Asia Development Corp., as amended, to acquire a 40% interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia, for $100,000. The letter of intent also provided that the newly appointed directors and officers of the Company would receive in the aggregate 26,000,000 shares of our common stock. The terms of the acquisition were subject to the parties closing the transaction no later than July 30, 2007. At June 30, 2007, the Company had incurred related acquisition costs totaling $169,230.

Cash and Cash Equivalents

As of June 30, 2007, we had cash of $248. We anticipate that a substantial portion shall be used as working capital and to execute on our business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

Development

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Other than an acquisition, we do not anticipate making any major purchases of capital assets in the next 6 months. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 1 to our financial statements for the fiscal year ended December 31, 2006. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Development Stage
The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as a Development Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Oil and Gas Properties
The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

Impairment of Long-lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

Accounting for Convertible Instruments
When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”) and pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Results of Operations

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of the Company should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on March 26, 2007.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

During this quarter ended June 30, 2007, we effected a change in our business focus to the acquisition, exploration, development and production of a coal bed methane project, from the acquisition and development of mineral properties. Due to the significant changes, part of our results for the year ended December 31, 2006 and 2005 are likely to be in the future, reported as discontinued operations, and we believe that a comparison of results of operations for the three and six month periods ended June 30, 2007 and 2006 should not be relied on as an indication of future performance.

Three and six month periods ended June 30, 2007

	Three month	Six month
	ended June 30,	ended June 30,
	2007	2007

Expenses
Contribution rent and services	$3,500	$7,184
Executive compensation	6,274	6,274
Interest	1,139	1,139
Marketing and investor relations	13,360	13,360
Professional fees	2,748	5,486
Other, general and administrative	2,698	2,924
Net loss	$29,719	$36,367

Acquisition costs

In June 2007, the Company entered into a letter of intent to participate in the development and exploration of a coal bed methane project in East Kalimatan, Indonesia. At June 30, 2007, the Company had incurred related acquisition costs totaling $169,230.

Expenses and general and administrative expenses

During the three and six month periods ended June 30, 2007, the Company incurred total expenses of $29,719 and $36,367, respectively, as compared to $6,971 and $13,340 in for the three and six month period ended June 30, 2006, respectively. These expenses were related mainly to executive compensation and to marketing and investor relations activities. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as the Company is in the early development stage.

Liquidity and Capital Resources

As of June 30, 2007, we had cash of $248, and working capital deficiency of $203,847. During the six month period ended June 30, 2007, we funded our operations from the proceeds of private sales of equity and convertible notes. We are currently completing a further financing and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six month period quarter ended June 30, 2007, we used $66,898 of cash to fund our operations. Net cash used in operating activities reflected $20,325 in prepaid expenses and deposits, a cash overdraft of $68 and an increase in accounts payable of $18,461. Investment activities used $169,230 of cash during the period, which was related to the acquisition of a participation interest in a coal bed methane project in Indonesia.

We raised $216,943 during the six month period ended June 30, 2007 from the proceeds of two convertible notes, $55,480 from the issuance of common stock and used $36,047 to refunds loans to former related parties.

Our current cash requirements are significant due to contemplated acquisition and planned exploration and development of this project. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2007, as look to expand our asset base and fund exploration of our properties.

Recent Financings

Convertible notes
On June 6, 2007, the Company received convertible loan proceeds of $66,946. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for a second year. At June 30, 2007, the Company accrued $440 in interest in relation to the note.

On June 13, 2007, the Company received convertible loan proceeds of $150,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for a second year. At June 30, 2007, the Company accrued $699 in interest in relation to the note.

On July 3, 2007, the Company received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for a second year.

Issuance of common stock
On June 6, 2007, the Company issued 5,548,000 common shares at $0.01 per share for net proceeds of $55,480.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART 11 - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2007, the Company issued a convertible promissory note in the principal amount of $66,946. The amount is unsecured and is due on demand. The note is convertible, at the option of the lender into shares of common stock of the Company at $0.60 per unit, each unit consisting of one share of common stock and one warrant. Additionally, the note bears interest at 10% per annum. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. The warrants are exercisable at $0.60 for the first year and at $0.90 for a second year. The convertible securities were offered and sold by the Company in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On June 13, 2007, the Company issued a convertible promissory note in the principal amount of $150,000. The amount is unsecured and is due on demand. The note is convertible, at the option of the lender into shares of common stock of the Company at $0.60 per unit, each unit consisting of one share of common stock and one warrant. Additionally, the note bears interest at 10% per annum. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. The warrants are exercisable at $0.60 for the first year and at $0.90 for a second year. The convertible securities were offered and sold by the Company in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On June 6, 2007, the Company completed a private placement of 5,548,000 shares of restricted common stock at a purchase price of $0.01 per share to an accredited investor. The shares of common stock were offered and sold by the Company in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On July 3, 2007, the Company received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for a second year. The convertible securities were offered and sold by the Company in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

ITEM 5. OTHER INFORMATION

Subsequent to June 30, 2007, we entered into a standard office lease agreement with Westfalia dated July 16, 2007 to lease certain office space consisting of 128 square feet located at 3403 Marquart Street, Houston, Texas. The lease is for a term of 6 months for aggregate rent of $1,267.

ITEM 6. EXHIBITS.

Exhibit	Index

1.1	Certificate of Incorporation (incorporated by reference from Henley's Registration Statement on Form SB-2 filed on February 1, 2005)

1.2	Articles of Incorporation (incorporated by reference from Henley's Registration Statement on Form SB-2 filed on February 1, 2005)

1.3	By-laws (incorporated by reference from Henley's Registration Statement on Form SB-2 filed on February 1, 2005)

1.4	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of South Sea Energy Corp.’s Current Report on Form 8-K filed on June 19, 2007).

10.1

Letter of Intent dated and effective June 15, 2007, between South Sea Energy Corp. and CBM Asia Energy Corp. (incorporated by reference to Exhibit 10.1 of South Sea Energy Corp.’s Current Report on Form 8-K filed on June 19, 2007).

10.2

Amendment to Letter of Intent dated and effective July 1, 2007, between South Sea Energy Corp. and CBM Asia Energy Corp. (incorporated by reference to South Sea Energy Corp.’s Current Report on Form 8-K filed on July 2, 2007).

10.3	Lease dated July 16, 2007, between South Sea Energy Corp. and Westfalia

10.4	Form Common Stock Purchase Agreement

10.5	Form Convertible Promissory Note

31.1	Section 302 Certification – Principal Executive Officer

31.2	Section 302 Certification – Principal Financial Officer and Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer and Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August , 2007.

South Sea Energy Corp.

Date: August 14, 2007
	By:	/s/ Dennis Mee
Dennis Mee
Chief Financial Officer