Form 10QSB
period 2007-09-30
AMERIWEST ENERGY CORP.
filed 2007-11-14
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-122449

AMERIWEST ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0359930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 11524, Scotia Tower, Suite 2410, 650 West Georgia Street, Vancouver, BC, V6B 4N7
(Address of principal executive offices)

1-604-683-6991
(Issuer's telephone number)

South Sea Energy Corp.
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

November 14, 2007: 52,528,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

AMERIWEST ENERGY CORP.
FORM 10-QSB

SEPTEMBER 30, 2007

INDEX

PAGE
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	5
Interim Balance Sheet at September 30, 2007 (Unaudited)	6
Interim Statements of Operations for the three and nine month period ended September 30, 2007 and 2006 and for the period from January 3, 2001 (inception) to September 30, 2007 (Unaudited).	7
Interim Statements of Stockholders’ Equity for the period from January 3, 2001 (inception) to September 30, 2007 (Unaudited).	8
Interim Statements of Cash Flows for the three and nine month period ended September 30, 2007 and 2006 and for the period from January 3, 2001 (inception) to September 30, 2007 (Unaudited).	9
Notes to Interim Financial Statements	10
Item 2. Management's Discussion and Analysis or Financial Conditions and Results of Operation	16
Item 3. Controls and Procedures	23
Part II. OTHER INFORMATION
Item 1. Legal proceedings	24
Item 2. Unregistered sales of securities and use of proceeds	24
Item 6. Exhibits	24
Signature Page	26
Certifications

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

As used in this Form 10-QSB, "we," "us" and "our" refer to Ameriwest Energy Corp., which is also sometimes referred to as the "Company."

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Ameriwest Energy Corp. (formerly South Sea Energy Corp.), a development stage company) at September 30, 2007 and the statement of operations and statement of cash flow for the three and nine months ended September 30, 2007 and 2006 and for the period from January 3, 2001 (date of inception) to September 30, 2007 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(A Development Stage Company)

Interim Financial Statements
September 30, 2007
(Unaudited)

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(A Development Stage Company)
Interim Balance Sheet
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS

Current
Cash	$99,320	$-
Prepaid expenses and deposit	40,563	1,500
Total current assets	139,883	1,500

Deferred acquisition costs (note 7)	1,050,000	-

	$1,189,883	$1,500

LIABILITIES and SHAREHOLDERS' EQUITY

Current
Bank overdraft	$-	$68
Accounts payable and accrued liabilities	591,231	26,299
Indebtedness to related parties	-	36,047
Interest on convertible notes	9,415	-
Convertible notes, net of discount	335,591	-

Total current liabilities	936,237	62,414

STOCKHOLDERS' EQUITY
Capital stock (note 6) 720,000,000 common stock authorized, $0.001 par value
52,258,000 shares issued and outstanding	52,528	13,050
Additional paid in capital	148,725	85,137
Subscriptions received	617,500	-
Accumulated deficit	(565,108)	(159,101)

	253,645	(60,914)

	$1,189,883	$1,500

The accompanying notes are an integral part of these financial statements.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(A Development Stage Company)
Interim Statements of Operations
For the Periods Ended
(Unaudited)

					Cumulative from
	For the three months ended		For the nine months ended		January 3, 2001
	September 30,		September 30,		(Inception) to
					September 30,
	2007	2006	2007	2006	2007

Expenses
Contribution rent	415	1,650	2,065	4,950	41,665
Contribution services	-	1,934	5,534	5,576	45,621
Executive compensation	12,720	-	18,994	-	18,994
Acquisition and exploration costs	209,230	5,000	209,230	5,198	227,695
Interest and accretion on convertible notes	11,323	-	12,462	-	12,462
Marketing and investor relations	67,792		81,152	-	81,152
Organization costs	-	-	-	-	1,845
Office, general and administrative expenses	19,476	375	22,400	1,781	28,974
Professional fees	48,684	2,600	54,170	7,394	106,700
Not loss for the period	$(369,640)	$(11,559)	$(406,007)	$(24,899)	$(565,108)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	66,819,516	46,980,000	55,368,118	46,980,000

The accompanying notes are an integral part of these financial statements.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(A Development Stage Company)
Interim Statement of Shareholders' Equity (Deficiency)
For the period from January 3, 2001 (Inception) to September 30, 2007
(Unaudited)

						Total
				Additional
	Common Stock		Subscriptions	Paid-In	Accumulated Stockholders'
	Shares	Amount	Received	Capital	Deficit	Equity

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued to founders	11,340,000	11,340		(7,840)		3,500
Contributed rent and services				12,862		12,862
Net loss for the year					(21,666)	(21,666)
Balance, December 31, 2001	11,340,000	11,340	-	5,022	(21,666)	(5,304)
Contributed rent and services				13,028		13,028
Net loss for the year					(20,138)	(20,138)
Balance, December 31, 2002	11,340,000	11,340	-	18,050	(41,804)	(12,414)
Contributed rent and services				13,050		13,050
Net loss for the year					(15,961)	(15,961)
Balance, December 31, 2003	11,340,000	11,340	-	31,100	(57,765)	(15,325)
Stock issued for cash at $0.01, net of offering costs of $2,500	32,400,000	32,400		(24,900)		7,500
Stock issued for cash at $0.10, net of offering costs of $2,500	3,240,000	3,240		4,260		7,500
Contributed rent and services				13,057		13,057
Net loss for the year					(28,666)	(28,666)
Balance, December 31, 2004	46,980,000	46,980	-	23,517	(86,431)	(15,934)
Contributed rent and services				13,567		13,567
Net loss for the year					(37,600)	(37,600)
Balance, December 31, 2005	46,980,000	46,980	-	37,084	(124,031)	(39,967)
Contributed rent and services				14,123		14,123
Net loss for the year					(35,070)	(35,070)
Balance, December 31, 2006	46,980,000	46,980	-	51,207	(159,101)	(60,914)
Contributed rent and services				7,184		7,184
Stock issued for cash at $0.01	5,548,000	5,548		49,932		55,480
Stock issued for cash to related parties at $0.001	26,000,000	26,000				26,000
Convertible notes				14,402		14,402
Stock returned to treasury	(26,000,000)	(26,000)		26,000		-
Subscriptions received for 1,083,334 units at $0.60			650,000			650,000
Offering costs for 1,083,334 units subscribed			(32,500)			(32,500)
Net loss for the period					(406,007)	(406,007)
Balance, September 30, 2007	52,528,000	52,528	617,500	148,725	(565,108)	253,645

Effective December 15, 2006, the Company effected a 9 to 1 forward stock split. Effective May 4, 2007, the Company effected a 3.6 to 1 forward stock split. The number of shares referred to in these financial statements has been restated to give retroactive effect on the two forward stock splits.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(A Development Stage Company)
Interim Statements of Cash Flows
For the Periods Ended
(Unaudited)

	For the nine months ended September		Cumulative from January
	30,		3, 2001 (Inception) to
	2007	2006	September 30, 2007

Cash Flows from (used in) Operating Activities
Net loss from operations	$(406,007)	$(24,899)	$(565,108)
Items not affecting cash:
- contributed rent and services	7,184	10,526	86,871
- interest and fees accrued for convertible notes	12,462	-	12,462
Changes in non-cash working capital balances related to operations:
- cash overdraft	(68)	-	-
- prepaid expenses and deposits	(39,063)	300	(40,563)
- accounts payable and accrued expenses	564,933	3,345	1,091,232

Cash Flows - Operating Activities	139,441	(10,728)	584,894

Cash flows from (used in) Investing Activities
Deferred acquisition costs	1,050,000	-	(1,550,000)

Cash Flows - Investing Activities	1,050,000	-	(1,550,000)

Cash flows from Financing Activities
Proceeds from convertible notes	346,946	-	346,946
Proceeds from related party debt	(36,047)	12,446	-
Proceeds from issue of common stock	698,980	-	717,480

Cash Flows - Financing Activities	1,009,879	12,446	1,064,426

Net increase (decrease) in cash	99,320	1,718	99,320

Cash, beginning of period	-	1,920	-

Cash, end of period	$99,320	$3,638	$99,320

SUPPLEMENTAL CASH DISCLOSURES

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Ameriwest Energy Corp.
(A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2007
(Unaudited)

1.	Interim reporting

The accompanying unaudited interim financial statements have been prepared by Ameriwest Energy Corp. (formerly South Sea Energy Corp.) (the “Company”, or “Ameriwest“) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements.

The results of operations for the three and nine month periods ended September 30, 2007 are not indicative of the results that may be expected for the full year.

2.	Nature and continuance of operations

The Company was incorporated under the laws of the State of Nevada on January 3, 2001 under the name Henley Ventures inc. for the purpose of acquiring and developing mineral properties. No minerals have yet been discovered on the properties.

In May, 2007. the Company effected a change in business and commenced concentrating on the acquisition, exploration, development and production of oil and gas assets. To facilitate this change in business, the Company changed its name to South Sea Energy Corp., and on June 15, 2007, the Company signed a letter of intent with CBM Asia Development Corp. (“CBM”) as amended, to acquire an interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia for $100,000. The agreement also provided that the newly appointed directors of South Sea receive 26,000,000 shares of common stock of the Company (see note 8). On August 17, 2007, the Company entered into a memorandum of understanding for the termination of the negotiations with CBM. Pursuant to the memorandum of understanding, the 26,000,000 shares issued to the directors were returned to treasury for cancellation and the Company relinquished any rights it may have had to the underlying project.

On August 24, 2007, the Company entered into an assignment agreement with Pin Petroleum Partners Ltd. (“Pin”), whereby Pin agreed to assign its rights and obligation under a certain letter of intent with Muddy Minerals, LLC (“Muddy”), to a property referred to as the South Glenrock “C” oil field, located in Converse County, Wyoming for the aggregate sum of $550,000. Under the terms of the letter of intent the Company assumed, the Company agreed to acquire the oil field, together with a 78% net royalty interest in the oil field for the aggregate sum of $5,000,000. In concert with its intention to focus its business endeavors on the U.S. oil and gas sector, the Company appointed a new President and director on August 24, 2007, and on August 28, 2007, changed its name to Ameriwest Energy Corp. (note 8). The Company is listed on the Over-the-Counter Bulletin Board under the symbol AWEC.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $565,108 since its inception, has a working capital deficiency of $796,354 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

During the quarter ended March 31, 2007, the Company acquired two additional mineral claims, called the Red Bird Protection and the Pleasant Surprise, located in the area surrounding the Red Bird claims. The Company has not undertaken any exploration in these three mineral claims. The Company allowed the claims to lapse as of September 30, 2007 in accordance with their terms.

5.	Convertible notes

	a.	Issued June 6, 2007

On June 6, 2007, the Company received loan proceeds of $66,946. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year.

At September 30, 2007, the Company accrued $2,128 in interest in relation to the note.

	b.	Issued June 13, 2007

On June 13, 2007, the Company received loan proceeds of $150,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year.

At September 30, 2007, the Company accrued $4,479 in interest in relation to the note.

	c.	Issued July 3, 2007

On July 3, 2007, the Company received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year.

At September 30, 2007, the Company accrued $2,438 in interest in relation to the note.

The convertible note is presented net of a discount of $10,230 at September 30, 2007, representing the unamortized relative fair value of the detachable warrants issued in connection with the $100,000 note. This discount is being amortized to interest expense over the stated term of the note. At September 30, 2007, the Company accreted $2,900 of the discount in relation to the note.

	d.	Issued August 16, 2007

On August 15, 2007, the Company received loan proceeds of $30,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year.

At September 30, 2007, the Company accrued $370 in interest in relation to the note.

The convertible note is presented net of a discount of $1,125 at September 30, 2007, representing the unamortized relative fair value of the detachable warrants issued in connection with the $30,000 note. This discount is being amortized to interest expense over the stated term of the note. At September 30, 2007, the Company accreted $147 of the discount in relation to the note.

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

On June 15, 2006, the Company issued 26,000,000 to officers and directors of the Company pursuant to the letter of intent with CBM. On August 17, 2007, upon the termination of the letter of intent with CBM, the shares were returned to treasury for cancellation.

On September 11, 2007, the Company received subscriptions for the issuance of 1,083,334 units at a price of $0.60 per unit, for net proceeds of $650,000. Each unit consisting of one share of common stock and one share purchase warrant, each warrant exercisable at $0.60 for the first year and at $0.90 for the second year. The Company incurred share issue costs of $32,500 associated with this private financing.

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

The Company's former president, who was also a director, contributed the use of office space, including the use of telephone, to the Company until April 1, 2007. The office space was valued at $350 per month based on the market rate in the local area and telephone charges estimated and valued at $200 per month. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $1,650 for the nine month period ended September 30, 2007.

The former president, who was also a director, contributed management services to the Company until April 1, 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $500 per month based on the level of service performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $1,500 for the nine month period ended September 30, 2007.

From January 3, 2001 (date of inception) through period ended March 31, 2007, the former directors of the Company paid certain organization costs, exploration costs and certain office expenses on behalf of the Company totaling $42,754. This balance was repaid in June 2007. Interest expense related to the balance unpaid at March 31, 2007 was calculated at 5% per annum with a corresponding credit to additional paid-in capital in the amount of $534 for the nine month period ended September 30, 2007.

The Company’s former president, who was also a director, contributed management services to the Company in June 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $175 per hour. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $3,500 for the nine month period ended September 30, 2007.

Pursuant to a management services agreement, the Company paid $16,960 to a director during the nine month period ended September 30, 2007.

8.	Commitments – Notes 5 and 7

a.

On June 15, 2007, the Company signed a letter of intent with CBM Asia Development Corp., as amended, whereby it would acquire an interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia for $100,000. The agreement also provided that appointed directors of the Company will receive 26,000,000 shares of common stock of the Company.

The terms of the acquisition are subject to the parties entering into a definitive agreement no later than July 7, 2007. On August 17, 2007, the Company entered into a memorandum of understanding for the termination of the negotiations with CBM. Pursuant to the memorandum of understanding, the 26,000,000 shares issued to the now former directors were returned to treasury for cancellation and the Company relinquished any rights it may have had to the underlying project.

At September 30, 2007, related acquisition costs totaling $209,230 were written off.

b.

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

d.

On June 15, 2007, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on June 14, 2009. This commitment can be terminated by either party with 90 days’ written notice;

e.

Effective July 16, 2007, the Company entered into a six month lease agreement for office space, at $211 per month. This agreement was terminated on August 17, 2007 pursuant the memorandum of understanding with CBM;

f.

On August 24, 2007, the Company entered into an assignment agreement (“Assignment”) with Pin Petroleum Partners Ltd. (“Pin”), whereby Pin agree to assign its rights and obligations under a certain letter of intent with Muddy Minerals, LLC (“Muddy”), to a property referred to as the South Glenrock “C” oil field, located in Converse County, Wyoming. In consideration for the assignment, the Company will pay $550,000 to Pin within 90 days of the Assignment. Should the Company fail to make the payment to Pin, Pin shall have the option to have the rights to the letter of intent with Muddy revert back to its benefit, or receive from the Company a penalty in the amount $660,000, with such amount, at the option of Pin, being convertible into share of common stock of the Company at a price equal to the lowest offering price of the Company’s common shares to the general public during the fiscal year ended December 31, 2007.

Pursuant to the terms of the original letter of intent entered between Pin and Muddy, the Company will acquire a 99.5% working interest, together with a 78% net royalty interest in the South Glenrock C Field, in consideration for an aggregate of $5,000,000, payable as follows:

		-	$500,000 payable on or before July 15, 2007 (paid);
		-	$500,000 payable on or before September 1, 2007 (paid);
		-	$1,000,000 payable on or before October 1, 2007;
		-	$1,000,000 payable on or before November 1, 2007
		-	$1,000,000 payable on or before December 1, 2007; and
		-	$1,000,000 payable on or before January 4, 2008.

The terms of the acquisition are subject to the parties entering into a definitive agreement. As at September 30, 2007, the first two payments of $500,000 each were made to Muddy pursuant to the letter of intent. The company has also accrued $550,000 payable to Pin pursuant to the Assignment.

g.

On or about September 28, 2007, we filed a complaint in the Second Judicial District Court of the State of Nevada against Penson Financial Services Canada, PI Financial Corporation, Haywood Securities, Inc., Raymond James, Inc., Westminster Securities Corporation, Pershing LLC, Merrill Lynch & Co., Inc., The Hill Thompson Group, Ltd., Private Equity Securities, Inc., Brokington Securities, Inc., Fordham Financial Management, Inc., Legent Clearing, LLC, First Clearing, LLC, The Depository Trust Company (“DTC”) and National Securities Clearing Corporation (“NSCC”) for declaratory and injunctive relief. On or about May 4, 2007, we announced a 3.6 to 1 forward stock split for stockholders of record and on May 14, 2007, our transfer agent filed a verification form with NASDAQ verifying the stock split and issued post-split stock certificates. On or about June 12, 2007, we amended our Articles of Incorporation changing our name from “Henley Ventures, Inc.” to “South Sea Energy Corporation.” On June 29, 2007 NASDAQ announced a 3.6 to 1 forward stock split for our shares with a record date of July 2, 2007 along with the name change. As a result of such announcement and despite our stock split already having occurred prior to such announcement by NASDAQ, DTC and/or NSCC made the announcement of the stock split to First Clearing and Legent. First Clearing and Legent then forward split our shares again 3.6 to 1 which resulted in overdeliveries of our shares to various purchasers. We have knowledge and believe that over 90% of the overdelivered shares are being held by various purchasers in their unclaimed suspense accounts. We filed this action for declaratory and injunctive relief to cause the overdelivered shares to be returned to their rightful owners, and for all relevant parties to correct their respective ledger accounts.

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

We incurred net losses of $565,108 for the period from January 3, 2001 (inception) to September 30, 2007. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Success.

Presently, our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. This lack of sufficient time of our management may result in limited growth and success of the business.

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

If we grant employee share options and other share-based compensation, our net income could be adversely affected. If we grant share purchase options to directors and employees does this, it will account for options granted in accordance with FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, if we were to grant options to directors and employees, we would have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other equity incentive based compensation, our net income could be adversely affected.

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

Our independent auditors, Cordovano and Honeck, LLP, state in their audit report, dated March 27, 2007, that since we have not established a source of revenue and future operations are dependent on our ability to raise capital from shareholders or other sources, there is a substantial doubt that we will be able to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Risk Relating To Our Common Stock:

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders and/or have rights and preferences greater than our common stock.

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 720,000,000 shares of common stock authorized. As of the date of this Report, we have 52,528,000 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTBB under the symbol “AWEC,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Financial Condition as of September 30, 2007.

We reported total current assets of $139,883 at September 30, 2007, consisting of cash of $99,320 and prepaid expenses and deposits of $40,563. Total current liabilities reported of $936,237 consisted of $591,231 in accounts payable and accrued liabilities, and of $345,006 in convertible notes and interest on convertible notes. We had a working capital deficiency of $796,354 at September 30, 2007.

Stockholders' Deficiency decreased from $60,914 at December 31, 2006 to an equity position of $253,645 at September 30, 2007. This change is due to a net loss of $406,007 in the period, subscriptions received and the issuance of notes convertible into units of common stock.

We are currently a development stage company focused on the gas and mineral industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

Plan of Operation

Background

We were incorporated under the laws of the State of Nevada on January 3, 2001 under the name Henley Ventures Inc. for the purpose of acquiring and developing mineral properties. We acquired certain rights to mineral claims on the Red Bird, Pleasant Surprise and Red Bird Protection in British Columbia, Canada. The Red Bird is a large claim block which covers a number of old gold and copper showings, which were first discovered in the early part of the last century. In July 2006, we commenced Phase I of the exploration program to undertake further geochemical sampling by way of the establishment of a grid to obtain soil and rock samples for assaying as an initial stage. To date, no minerals have yet been discovered on the properties and certain of our rights to such mineral claims expired in September 2007.

In May 2007, we decided to concentrate significant efforts on the exploration, development and production of oil and gas. To facilitate this shift in business focus, on June 12, 2007 Henley Ventures, Inc., a Nevada corporation merged with and into its wholly owned subsidiary, South Sea Energy Corp. resulting in South Sea Energy, Corp. being the surviving corporation. On June 15, 2007, we signed a letter of intent with CBM Asia Development Corp., (“CBM”) as amended, to acquire 40% interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia, for $100,000. The letter of intent also provided that our newly appointed directors and officers receive 26,000,000 shares of our common stock. The terms of the acquisition were subject to the parties closing the transaction no later than July 30, 2007. On August 17, 2007, we entered into a memorandum of understanding for the termination of the negotiations with CBM. Pursuant to the memorandum of understanding, the 26,000,000 shares issued to our now former officers and directors were returned to treasury for cancellation and we relinquished any rights we may have had to the underlying project. At September 30, 2007, related acquisition costs totaling $209,230 were written off.

On August 24, 2007, we entered into an assignment agreement with Pin Petroleum Partners Ltd. (“Pin”), whereby Pin agreed to assign its rights and obligation under a certain letter of intent with Muddy Minerals, LLC (“Muddy”), to a property referred to as the South Glenrock “C” oil field, located in Converse County, Wyoming for the aggregate sum of $550,000. Under the terms of the letter of intent we assumed, we agreed to acquire the oil field, together with a 78% net royalty interest in the oil field for the aggregate sum of $5,000,000. In concert with our intention to focus our business endeavors on the U.S. oil and gas sector, we appointed a new President and director on August 24, 2007, and on August 28, 2007, we merged with and into our wholly owned subsidiary, Ameriwest Energy Corp. resulting in Ameriwest Energy Corp. being the surviving corporation.

Cash and Cash Equivalents

As of September 30, 2007, we had cash of $99,320. We anticipate that a substantial portion shall be used as working capital and to execute on our business plan. As such, we further anticipate that we will have to raise additional capital through debt or equity financings to fund our operations during the next 6 to 12 months.

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

Other than completing our current acquisition transaction, we do not anticipate making any major purchases of capital assets in the next 6 months. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

Development Stage

We comply with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of us as a Development Stage Company. We are devoting substantially all of our present efforts to establish a new business and none of its planned principal operations have commenced.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

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

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting, a method we utilize, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

Accounting for Convertible Instruments

When we issue convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.

When we issue convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”) and pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on March 26, 2007.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

During the nine month period ended September 30, 2007, we effected a change in our business focus to the acquisition, exploration, development and production of oil and gas assets from the acquisition and development of mineral properties. Due to the significant changes, part of our results for the year ended December 31, 2006 and 2005 are likely to be in the future, reported as discontinued operations, and we believe that a comparison of results of operations for the three and nine month periods ended September 30, 2007 and 2006 should not be relied on as an indication of future performance.

Three and nine month periods ended September 30, 2007

	Three month	Nine month
	ended	ended
	September 30,	September 30,
	2007	2007

Expenses
Acquisition costs written off	$209,230	$209,230
Contribution rent and services	-	5,534
Executive compensation	12,720	18,994
Interest	11,323	12,462
Marketing and investor relations	67,792	81,152
Professional fees	48,684	54,170
Other, general and administrative	19,891	24,465
Net loss	$369,640	$406,007

General and administrative expenses

During the three and nine month periods ended September 30, 2007, we incurred total expenses of $160,410 and $196,777, respectively, as compared to $11,559 and $24,899 in for the three and nine month period ended September 30, 2006, respectively. These expenses were related mainly to executive compensation and to marketing and investor relations activities. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Acquisition costs

In June 2007, we entered into a letter of intent to participate in the development and exploration of a coal bed methane project in East Kalimatan, Indonesia. In August 2007, we opted to not complete this acquisition, and accordingly, at September 30, 2007, we wrote off the related acquisition costs totaling $209,230.

Liquidity and Capital Resources

As of September 30, 2007, we had cash of $99,320, and working capital deficiency of $796,354. During the nine month period ended September 30, 2007, we funded our operations from the proceeds of private sales of equity and convertible notes. We are currently completing a further financing and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine month period ended September 30, 2007, we had $139,441 from operations. Net cash from operating activities reflected ($39,063) in prepaid expenses and deposits, a cash overdraft of ($68) and an increase in accounts payable of $564,933. Investment activities used $1,550,000 of cash during the period, which was related to the assignment agreement with Pin Petroleum Partners.

We raised $346,946 during the nine month period ended September 30, 2007 from the proceeds of convertible notes, $55,480 from the issuance of common stock, $650,000 from subscriptions received for the issuance of units of common stock, and used $36,047 to refunds loans to former related parties.

Our current cash requirements are significant due to contemplated acquisition and planned exploration and development of this project. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2007, as look to expand our asset base and fund exploration of our properties.

Recent Financings

Convertible notes

On June 6, 2007, we received convertible loan proceeds of $66,946. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At September 30, 2007, we accrued $2,128 in interest in relation to the note.

On June 13, 2007, we received convertible loan proceeds of $150,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At September 30, 2007, we accrued $4,479 in interest in relation to the note.

On July 3, 2007, we received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At September 30, 2007, we accrued $2,438 in interest in relation to the note.

The convertible note is presented net of a discount of $10,230 at September 30, 2007, representing the unamortized relative fair value of the detachable warrants issued in connection with the $100,000 note. This discount is being amortized to interest expense over the stated term of the note. At September 30, 2007, we accreted $2,900 of the discount in relation to the note.

Issuance of common stock

On June 6, 2007, we issued 5,548,000 common shares at $0.01 per share for net proceeds of $55,480.

On June 15, 2006, we issued 26,000,000 to our officers and directors pursuant to the letter of intent with CBM. On August 17, 2007, upon the termination of the letter of intent with CBM, the shares were returned to treasury for cancellation.

On September 11, 2007, we received subscriptions for the issuance of 1,083,334 units of our securities at a price of $0.60 per unit, for net proceeds of $650,000. Each unit consists of one share of our common stock and one share purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. As of the date of this Report, the units have not yet been issued. We incurred share issue costs of $32,500 associated with this private financing.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART 11 - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or about September 28, 2007, we filed a complaint in the Second Judicial District Court of the State of Nevada against Penson Financial Services Canada, PI Financial Corporation, Haywood Securities, Inc., Raymond James, Inc., Westminster Securities Corporation, Pershing LLC, Merrill Lynch & Co., Inc., The Hill Thompson Group, Ltd., Private Equity Securities, Inc., Brokington Securities, Inc., Fordham Financial Management, Inc., Legent Clearing, LLC, First Clearing, LLC, The Depository Trust Company (“DTC”) and National Securities Clearing Corporation (“NSCC”) for declaratory and injunctive relief. On or about May 4, 2007, we announced a 3.6 to 1 forward stock split for stockholders of record and on May 14, 2007, our transfer agent filed a verification form with NASDAQ verifying the stock split and issued post-split stock certificates. On or about June 12, 2007, we amended our Articles of Incorporation changing our name from “Henley Ventures, Inc.” to “South Sea Energy Corporation.” On June 29, 2007 NASDAQ announced a 3.6 to 1 forward stock split for our shares with a record date of July 2, 2007 along with the name change. As a result of such announcement and despite our stock split already having occurred prior to such announcement by NASDAQ, DTC and/or NSCC made the announcement of the stock split to First Clearing and Legent. First Clearing and Legent then forward split our shares again 3.6 to 1 which resulted in overdeliveries of our shares to various purchasers. We have knowledge and believe that over 90% of the overdelivered shares are being held by various purchasers in their unclaimed suspense accounts. We filed this action for declaratory and injunctive relief to cause the overdelivered shares to be returned to their rightful owners, and for all relevant parties to correct their respective ledger accounts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 3, 2007, we issued a convertible promissory note in the principal amount of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our securities at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. The convertible securities were offered and sold in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On September 11, 2007, we received subscriptions for the issuance of 1,083,334 units of our securities at a price of $0.60 per unit, for net proceeds of $650,000. Each unit consists of one share of our common stock and one share purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. As of the date of this Report, the units have not yet been issued. The units were offered and sold in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

ITEM 6.	EXHIBITS.

Exhibit Index

1.1	Certificate of Incorporation (incorporated by reference from Form SB-2 filed on February 1, 2005)
1.2	Articles of Incorporation (incorporated by reference from Form SB-2 filed on February 1, 2005)
1.3	By-laws (incorporated by reference from Form SB-2 filed on February 1, 2005)
1.4	Amendment to Articles of Incorporation (incorporated by reference from Form 8-K filed on June 19, 2007)
10.1	Letter of Intent dated and effective June 15, 2007, between South Sea Energy Corp. and CBM Asia Energy Corp. (incorporated by reference from Form 8-K filed on June 19, 2007)
10.2	Amendment to Letter of Intent dated and effective July 1, 2007, between South Sea Energy Corp. and CBM Asia Energy Corp. (incorporated by reference from Form 8-K filed on July 2, 2007)
10.3	Lease dated July 16, 2007, between South Sea Energy Corp. and Westfalia (incorporated by reference from Form 10-QSB filed on August 15, 2007)
10.4	Form Common Stock Purchase Agreement (incorporated by reference from Form 10-QSB filed on August 15, 2007)
10.5	Form Convertible Promissory Note (incorporated by reference from Form 10-QSB filed on August 15, 2007)

10.6

Memorandum of Understanding dated August 17, 2007 between South Sea Energy Corp., CBM Asia Energy Corp., Alan Charuk, Harvey Price, James Charuk and Charles Bloomquist (incorporated by reference from Form 8-K filed on August 23, 2007)

10.7	Assignment Agreement dated August 24, 2007 between South Sea Energy Corp. and Pin Petroleum Partners Ltd. (incorporated by reference from Form 8-K filed on August 27, 2007)
31.1	Section 302 Certification – Principal Executive Officer
31.2	Section 302 Certification – Principal Financial Officer and Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer and Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2007.

South Sea Energy Corp.

Date: November 14, 2007
	By:	/s/ A. Chris Wright
A. Chris Wright
Chief Executive Officer