Form 10-K
period 2007-12-31
AMERIWEST ENERGY CORP.
filed 2008-04-15
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2007

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-122449

AMERIWEST ENERGY CORP.
(Exact name of registrant as specified in Its Charter)

Nevada	98-0359930
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
123 West 1st Ave., Suite 215, Casper, WY 82601
(Address of Principal Executive Offices) (zip code)
Registrant’s telephone number, including area code: (307) 472-5193

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐	NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐	NO ☒
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2008 was $24,134,574.

As of April 14, 2008, there were 54,278,002 shares of common stock outstanding. (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Ameriwest Energy Corp. (the “Company,” “we,” “us,” “our”) was incorporated under the laws of the State of Nevada on January 3, 2001 under the name Henley Ventures Inc. for the purpose of acquiring and developing mineral properties. We acquired certain rights to mineral claims on the Red Bird, Pleasant Surprise and Red Bird Protection in British Columbia, Canada. The Red Bird is a large claim block which covers a number of old gold and copper showings, which were first discovered in the early part of the last century. In July 2006, we commenced Phase I of the exploration program to undertake further geochemical sampling by way of the establishment of a grid to obtain soil and rock samples for assaying as an initial stage. To date, no minerals have yet been discovered on the properties and certain of our rights to such mineral claims expired in September 2007.

In May 2007, we decided to concentrate significant efforts on the exploration, development and production of oil and gas. To facilitate this shift in business focus, on June 12, 2007 Henley Ventures, Inc., a Nevada corporation merged with and into its wholly owned subsidiary, South Sea Energy Corp. resulting in South Sea Energy Corp. being the surviving corporation. On June 15, 2007, we signed a letter of intent with CBM Asia Development Corp., (“CBM”) as amended, to acquire 40% interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia, for $100,000. The letter of intent also provided that our newly appointed directors and officers receive 26,000,000 shares of our common stock. The terms of the acquisition were subject to the parties closing the transaction no later than July 7, 2007. On August 17, 2007, we entered into a memorandum of understanding for the termination of the negotiations with CBM. Pursuant to the memorandum of understanding, the 26,000,000 shares issued to our now former officers and directors were returned to treasury for cancellation and we relinquished any rights we may have had to the underlying project. At December 31, 2007, related acquisition costs totaling $209,230 were written off.

On August 24, 2007, we entered into an assignment agreement with Pin Petroleum Partners Ltd. (“Pin”), whereby Pin agreed to assign its rights and obligation under a certain letter of intent with Muddy Minerals, LLC (“Muddy”), to a property referred to as the South Glenrock “C” oil field, located in Converse County, Wyoming for the aggregate sum of $550,000. Under the terms of the letter of intent we assumed, we agreed to acquire a 99.5% working interest in the oil field, together with a 78% net royalty interest in the oil field for the aggregate sum of $5,000,000. In concert with our intention to focus our business endeavors on the U.S. oil and gas sector, on August 28, 2007, we merged with and into our wholly owned subsidiary, Ameriwest Energy Corp. (“Ameriwest”) resulting in Ameriwest Energy Corp. being the surviving corporation.

On November 6, 2007, we signed a Letter of Intent with Geochem Exploration, LLC, a Wyoming limited liability company (“Geochem”) to acquire the right to purchase from Geochem, 100% working interest and 80% net royalty interest in the Skull Valley Prospect in Tooelle County, Utah, for the aggregate purchase price of $400,000.

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

Other than completing our current acquisition transactions, we do not anticipate making any major purchases of capital assets in the next 6 months. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Dividends

We have not, and currently do not intend to, pay dividends. Any change in this current intention is in the discretion of the Board of Directors.

Employees

As of December 31, 2007, we had no full time employees. We currently utilize temporary contract labor throughout the year to address business and administrative needs.

ITEM 1A. RISK FACTORS

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

We incurred net losses of $974,452 for the period from January 3, 2001 (inception) to December 31, 2007. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

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

Our independent auditors, Malone & Bailey, PC, state in their audit report, dated April 11, 2008 that since we have not established a source of revenue and future operations are dependent on our ability to raise capital from shareholders or other sources, there is a substantial doubt that we will be able to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Risk Relating To Our Common Stock:

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders and/or have rights and preferences greater than our common stock.

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 720,000,000 shares of common stock authorized. As of the date of this Report, we have 54,278,002 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

After our fiscal year ended 2007, in March 2008, we moved our offices to 123 West 1st Ave., Suite 215, Casper, Wyoming. The Company leases office space on a month-to-month basis, for monthly costs of $700.

ITEM 3. LEGAL PROCEEDINGS

On or about September 28, 2007, we filed a complaint in the Second Judicial District Court of the State of Nevada against Penson Financial Services Canada, PI Financial Corporation, Haywood Securities, Inc., Raymond James, Inc., Westminster Securities Corporation, Pershing LLC, Merrill Lynch & Co., Inc., The Hill Thompson Group, Ltd., Private Equity Securities, Inc., Brokington Securities, Inc., Fordham Financial Management, Inc., Legent Clearing, LLC, First Clearing, LLC, The Depository Trust Company (“DTC”) and National Securities Clearing Corporation (“NSCC”) for declaratory and injunctive relief. In January 2008, we amended the complaint to add Penson Financial Services, Inc. as an additional party. On or about May 4, 2007, we announced a 3.6 to 1 forward stock split for stockholders of record and on May 14, 2007, our transfer agent filed a verification form with NASDAQ verifying the stock split and issued post-split stock certificates. On or about June 12, 2007, we amended our Articles of Incorporation changing our name from “Henley Ventures, Inc.” to “South Sea Energy Corporation.” On June 29, 2007 NASDAQ announced a 3.6 to 1 forward stock split for our shares with a record date of July 2, 2007 along with the name change. As a result of such announcement and despite our stock split already having occurred prior to such announcement by NASDAQ, DTC and/or NSCC made the announcement of the stock split to First Clearing and Legent. First Clearing and Legent then forward split our shares again 3.6 to 1 which resulted in overdeliveries of our shares to various purchasers. We have knowledge and believe that over 90% of the overdelivered shares are being held by various purchasers in their unclaimed suspense accounts. We filed this action for declaratory and injunctive relief to cause the overdelivered shares to be returned to their rightful owners, and for all relevant parties to correct their respective ledger accounts.

Subsequent to our fiscal year ended 2007, on January 14, 2008, we entered into a settlement agreement with PI Financial Corporation whereby PI Financial Corporation agreed to deliver 52,000 overdelivered shares to Weintraub Genshlea Chediak to be held in trust until the legal owner of such shares is determined. On January 24, 2008, we entered into a settlement agreement with Penson Financial Services Canada and Brockington Securities, Inc. whereby Penson Financial Services Canada agreed to deliver 507,000 overdelivered shares to Brockington Securities, Inc. Additionally, on January 24, 2008, we entered into a settlement agreement with Penson Financial Services Canada and Private Equity Securities, Inc. whereby Penson Financial Services Canada agreed to deliver 468,000 overdelivered shares to Brockington Securities, Inc. Finally, on February 13, 2008, Haywood Securities, Inc. delivered 295,100 overdelivered shares to Fordham Financial Management, Inc.

As of March 25, 2008, we have dismissed the following parties from this lawsuit: PI Financial Corporation, Haywood Securities, Inc., Raymond James, Inc., Westminster Securities Corporation, Pershing LLC, Merrill Lynch & Co., Inc., Private Equity Securities, Inc., Brokington Securities, Inc., Legent Clearing, LLC, DTC and NSCC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders within the last fiscal year and there has been none held since the date of inception.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board under the symbol AWEC. Prior to March 6, 2007 there was no established trading market for our common stock.

The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal 2007	High	Low
First Quarter (March 6-March 31, 2007)	$.13889	$.13889
Second Quarter (June 30, 2007)	$.85	$.13889
Third Quarter (September 30, 2007)	$.95	$.70
Fourth Quarter (December 31, 2007)	$1.01	$.57

The closing price for our common stock on December 31, 2007 was $0.56.

Stockholders

As of April 14, 2008, there were 54,278,002 shares of common stock issued and outstanding held by 19 stockholders of record (not including street name holders).

Dividends

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Equity Compensation Plan Information

None.

ITEM 6. SELECTED FINANCIAL DATA

Our complete financial statements are included following the signature page to this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

The discussion and financial statements contained herein are for our fiscal year ended December 31, 2007 and December 31, 2006. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of December 31, 2007.

We reported total current assets of $10,600 at December 31, 2007, consisting of cash of $245 and prepaid expenses and deposits of $10,355. Total current liabilities reported of $1,237,554 consisted of $753,640 in accounts payable and accrued liabilities and of $483,914 in convertible notes and interest on convertible notes. We had a working capital deficiency of $1,226,954 at December 31, 2007. We had long term liabilities of $61,560, representing the amortized value of the detachable warrants issued in connection with the October 2, 2007 convertible notes.

Stockholders' Deficiency decreased from $60,914 at December 31, 2006 to an equity position of $470,139 at December 31, 2007. This change is due to a net loss of $815,351 in the period, subscriptions received and the issuance of notes convertible into units of common stock.

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

In May 2007, we decided to concentrate significant efforts on the exploration, development and production of oil and gas. To facilitate this shift in business focus, on June 12, 2007 Henley Ventures, Inc., a Nevada corporation merged with and into its wholly owned subsidiary, South Sea Energy Corp. resulting in South Sea Energy Corp. being the surviving corporation. On June 15, 2007, we signed a letter of intent with CBM Asia Development Corp., (“CBM”) as amended, to acquire 40% interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia, for $100,000. The letter of intent also provided that our newly appointed directors and officers receive 26,000,000 shares of our common stock. The terms of the acquisition were subject to the parties closing the transaction no later than July 7, 2007. On August 17, 2007, we entered into a memorandum of understanding for the termination of the negotiations with CBM. Pursuant to the memorandum of understanding, the 26,000,000 shares issued to our now former officers and directors were returned to treasury for cancellation and we relinquished any rights we may have had to the underlying project. At December 31, 2007, related acquisition costs totaling $209,230 were written off.

On August 24, 2007, we entered into an assignment agreement with Pin Petroleum Partners Ltd. (“Pin”), whereby Pin agreed to assign its rights and obligation under a certain letter of intent with Muddy Minerals, LLC (“Muddy”), to a property referred to as the South Glenrock “C” oil field, located in Converse County, Wyoming for the aggregate sum of $550,000. Under the terms of the letter of intent we assumed, we agreed to acquire a 99.5% working interest in the oil field, together with a 78% net royalty interest in the oil field for the aggregate sum of $5,000,000. In concert with our intention to focus our business endeavors on the U.S. oil and gas sector, on August 28, 2007, we merged with and into our wholly owned subsidiary, Ameriwest Energy Corp. (“Ameriwest”) resulting in Ameriwest Energy Corp. being the surviving corporation.

On November 6, 2007, we signed a Letter of Intent with Geochem Exploration, LLC, a Wyoming limited liability company (“Geochem”) to acquire the right to purchase from Geochem, 100% working interest and 80% net royalty interest in the Skull Valley Prospect in Tooele County, Utah, for the aggregate purchase price of $400,000.

Subsequent Events

Subsequent to our fiscal year ended December 31, 2007, we entered into an amendment agreement with Muddy whereby certain of our payment obligations were extended, including the final payment to Muddy of $3,250,000 to on or before June 1, 2008. Additionally, the parties agreed to extend the entering of a definitive agreement to on or before May 1, 2008.

Further subsequent to our fiscal year ended December 31, 2007, we entered into an amendment agreement with Geochem whereby certain of our payment obligations were extended, including the final payment to Geochem of $200,000 to on or before May 15, 2008. Additionally, the parties agreed to extend the entering of a definitive agreement to on or before May 15, 2008.

Further subsequent to our fiscal year ended December 31, 2007, we entered into an exclusive option agreement with Hot Springs Resources, Ltd. to purchase certain assets of Hot Springs including (i) wells, well bores, leases, contracts, records, books, equipment, buildings, etc., and (ii) not less than a working interest of 95% at a 79.9% net revenue interest in certain acreage inside the Burch Ranch Unit, a working interest of 100% at an 82% net revenue interest in leases outside of the Burch Ranch Unit and all of Hot Springs’ interest in a leasehold attached to or held by unit, other formations and hydrocarbon substances, for the aggregate purchase price of $4,280,000 and the issuance of 400,000 shares of our common stock.

Cash and Cash Equivalents

As of December 31, 2007, we had cash of $245. As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our audited financial statements for the fiscal year ended December 31, 2007. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Cash and cash equivalents

Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less.

Exploration Stage

We comply with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of us as an exploration Stage Company. We are devoting substantially all of our present efforts to establish a new business and none of its planned principal operations have commenced.

Loss per share

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during all periods has been retroactively restated to reflect the following:
i.	A forward stock split of 26 new shares for one old share, effective November 10, 2006;
ii.	A forward stock split of 3.6 new shares for one old share, effective May 4, 2007.

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

Income taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Stock based compensation

The Company recognizes stock based compensation expense and other forms of employee equity compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.

Results of Operations

For the Fiscal Year Ended December 31, 2007

During the period ended December 31, 2007, we effected a change in our business focus to the acquisition, exploration, development and production of oil and gas assets from the acquisition and development of mineral properties. Due to the significant changes, part of our results for the year ended December 31, 2006 and 2005 are likely to be in the future, reported as discontinued operations, and we believe that a comparison of results of operations for the fiscal years ended December 31, 2007 and 2006 should not be relied on as an indication of future performance.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expenses
Acquisition costs written off	$183,230	$5,770
Contribution rent and services	7,184	14,123
Executive compensation	49,214	-
Interest	254,768	-
Marketing and investor relations	148,276	-
Professional fees	135,890	13,344
Other, general and administrative	36,789	1,833
Net loss	$815,351	$35,070

General and administrative expenses

During the fiscal year ended December 31, 2007, we incurred total expenses of $815,351, as compared to $35,070 for the year ended December 31, 2006. These expenses were related mainly to executive compensation and to marketing and investor relations activities. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Acquisition costs

In June 2007, we entered into a letter of intent to participate in the development and exploration of a coal bed methane project in East Kalimatan, Indonesia. In August 2007, we opted to not complete this acquisition, and accordingly, at December 31, 2007, we wrote off the related acquisition costs totaling $183,230.

Period from inception, January 3, 2001 to December 31, 2007

We have incurred losses in each period since inception and have an accumulated deficit of $974,452 at December 31, 2007. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $245, and working capital deficiency of $1,226,954. During the period ended December 31, 2007, we funded our operations from the proceeds of private sales of equity and convertible notes. We are currently completing a further financing and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the period ended December 31, 2007, we had $348,248 in cash flows provided by operating activities. Net cash from operating activities reflected $8,855 in prepaid expenses and deposits, a cash overdraft of $68 and an increase in accounts payable of $727,340. Investment activities used $1,941,883 of cash during the period, of which $1,758,653 was related to the assignment agreement with Pin Petroleum Partners Ltd. and the letter of intent with Geochem Exploration LLC.

We raised $956,946 during the fiscal year ended December 31, 2007 from the proceeds of convertible notes, $672,980 from the issuance of common stock, and used $36,047 to refund loans to former related parties.

Our current cash requirements are significant due to contemplated acquisition and planned exploration and development of this project. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2007, as look to expand our asset base and fund exploration of our properties.

Recent Financings

Convertible notes

On June 6, 2007, we received convertible loan proceeds of $66,946. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At December 31, 2007, we accrued $3,815 in interest in relation to the note.

On June 13, 2007, we received convertible loan proceeds of $150,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At December 31, 2007, we accrued $8,260 in interest in relation to the note.

On July 3, 2007, we received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to securities of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At December 31, 2007, we accrued $4,959 in interest in relation to the note.

An amount of $68,489 has been recorded on July 3, 2007 in additional paid-in capital, representing the relative fair value of the beneficial conversion feature in connection with the $100,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense.

On August 16, 2007, we received loan proceeds of $30,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2007, we accrued $1,126 in interest in relation to the note.

An amount of $20,804 has been recorded on August 16, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $30,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense.

On October 2, 2007, we received loan proceeds of $500,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 833,333 shares of our common stock in connection with this note, expiring on October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

At December 31, 2007, we accrued $7,397 in interest in relation to the note. The convertible note is presented net of a discount of $438,440 at December 31, 2007, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At December 31, 2007, we accreted $61,560 of the discount in relation to the note.

On November 6, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2007, we accrued $753 in interest in relation to the note.

An amount of $35,113 has been recorded on November 6, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense.

On November 20, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2007, we accrued $562 in interest in relation to the note.

An amount of $34,952 has been recorded on November 20, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense.

On November 26, 2007, we received loan proceeds of $10,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2007, we accrued $96 in interest in relation to the note. .

An amount of $6,882 has been recorded on November 26, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $10,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense.

Issuance of common stock

On June 6, 2007, we issued 5,548,000 common shares at $0.01 per share for net proceeds of $55,480.

On June 15, 2007, we issued 26,000,000 to our newly appointed officers and directors pursuant to the letter of intent with CBM. On August 17, 2007, upon the termination of the letter of intent with CBM, the shares were returned to treasury for cancellation.

On October 7, 2007, we issued 1,083,334 units at a price of $0.60 per unit, for net proceeds of $650,000. Each unit consisting of one share of common stock and one share purchase warrant, each warrant exercisable at $0.60 for the first year and at $0.90 for the second year. We incurred share issue costs of $32,500 associated with this private financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ending December 31, 2007, other than acquisition costs which have been deferred pending closing on property acquisitions totaling $1,758,653.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At December 31, 2007	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Debt	$956,946	$456,946	$500,000	$	$—

The above table outlines our obligations as of December 31, 2007 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included following the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 6, 2007, the Company dismissed Cordovano and Honeck, LLP, of Englewood, Colorado, (“the “Former Accountant”) as its independent registered public accounting firm.

The Company has engaged Malone & Bailey, PC Certified Public Accountants of Houston, Texas as the Company’s principal accountant. The change in certifying accountant is effective on December 6, 2007. Malone & Bailey have been engaged to audit the Company’s year end financial statements for the fiscal year ending December 31, 2007.

Save and except as disclosed below, the Former Accountant did not, for either of the past two years or to the date of the change of certifying accountant, produce a report on the financial statements of the Company which contained an adverse opinion or disclaimer of opinion. Save and except as disclosed below, their reports were not modified as to uncertainty, audit scope or accounting principles.

The financial statements audited by the Former Accountant for the fiscal years ended December 31, 2006 and 2005 contained a modified opinion because factors including the Company’s net loss and its not having obtained profitable operations raised substantial doubt that the Company would be able to continue as a going concern.

The decision to change certifying accountants was approved by resolution of the directors of the Company effective the 6th day of December 2007.

For either of the past two years and to the date of the change in certifying accountant, there were no reportable events as described in Regulation S-K 229.304(a)(1)(v). There were no disagreements, for either of the past two years and to the date of the change of certifying accountant, with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure of any kind, including any which, if not resolved to the Former Accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The Former Accountant was not, prior to its appointment or in the previous two most recent fiscal years of the Company, consulted by the Company as to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting for an auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based primarily upon our lack of appropriate resources dedicated to timely information processing and reporting, and additionally the results of adjustments made to our financial statements by our external auditors in performing their audit of our financial statements as of and for the year ended December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

Sale of Securities

On October 7, 2007, we issued 1,083,334 units of our securities to accredited investors at a price of $0.60 per unit, for net proceeds of $650,000. Each unit consisting of one share of our common stock and one share purchase warrant, each warrant exercisable at $0.60 for the first year and at $0.90 for the second year. We incurred share issue costs of $32,500 associated with this private financing. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On October 2, 2007, we issued convertible notes to accredited investors for proceeds of $500,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.60 per share. We also issued a warrant to purchase 833,333 shares of our common stock in connection with this note, expiring on October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On November 6, 2007, we issued convertible notes to accredited investors for proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.60 per unit, each unit consisting of one share of our common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On November 20, 2007, we issued convertible notes to accredited investors for proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.60 per unit, each unit consisting of one share of our common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On November 26, 2007, we issued convertible notes to accredited investors for proceeds of $10,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Subsequent to our fiscal year ended December 31, 2007, from March 3 through March 25, 2008, we issued convertible notes to accredited investors for aggregate proceeds of $550,000. The amount of each note is unsecured and is due in two years. The principal amount of each note bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.60 per share. We also issued a warrant to purchase 916,668 shares of our common stock in relation to these notes, expiring in two years. Each warrant is exercisable at $0.60 for the first year and at $0.90 for the second year. We offered and sold the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Further, subsequent to our fiscal year ended December 31, 2007, on March 19, 2008, we issued and sold to accredited investors 666,668 units of our securities at a price of $0.60 per unit, for net proceeds of $400,000. Each unit consist of one share of our common stock and one share purchase warrant, each warrant is exercisable at $0.60 for the first year and at $0.90 for the second year. We offered and sold our securities in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

All the above offers, issuances and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Amendment to Agreements

Subsequent to our fiscal year ended December 31, 2007, we entered into an amendment agreement with Muddy whereby certain of our payment obligations were extended, including the final payment to Muddy of $3,250,000 to on or before June 1, 2008. Additionally, the parties agreed to extend the entering of a definitive agreement to on or before May 1, 2008.

Further subsequent to our fiscal year ended December 31, 2007, we entered into an amendment agreement with Geochem whereby certain of our payment obligations were extended, including the final payment to Geochem of $200,000 to on or before May 15, 2008. Additionally, the parties agreed to extend the entering of a definitive agreement to on or before May 15, 2008.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

Walter Merschat	62	Chairman of the Board; President, Chief Financial Officer and Secretary
Chris D. Wright	50	Director
Jon Clement Nicolaysen	61	Director

Walter Merschat

Mr. Merschat was appointed as our President, Secretary and Chief Financial Officer effective January 29, 2008. Prior to joining us, Mr. Merschat is the founder and has served as the President of Scientific Geochemical Services and Merschat Minerals, LLC since 1987. He gained his geochemical experience while employed by Gulf Research and Development Company (Gulf Oil Co.) with over a decade of management, execution and interpretation of geochemical programs in the Rocky Mountain West. Mr. Merschat has conducted numerous geochemical surveys for major and independent oil and gas companies on a worldwide basis. Mr. Merschat received his Masters of Science in Geology from Ohio University in 1971 and his Bachelor of Science in Geology from Ohio University in 1967.

Chris D. Wright

Mr. Wright was appointed to our Board on August 24, 2007. He also served as our President from August 24, 2007 to December 7, 2007. Mr. Wright has over 20 years of experience in finance and administrative management in both private and public companies. In 1995, he founded Velvet Exploration Ltd., an oil and gas company based in Calgary, Alberta, Canada, which later traded on the Toronto Stock Exchange. Mr. Wright served as the chairman of Velvet Exploration until it was sold to El Paso Corporation in June 2001 for Cdn. $432 million. Since 1997, Mr. Wright has been the president and CEO of First Merit Group Ltd., a private venture capital and investment firm based in Vancouver, British Columbia, Canada. Mr. Wright received a law degree from the University of Victoria in 1986 and a bachelor's degree from the University of Alberta in 1981.

Jon Clement Nicolaysen

Mr. Nicolaysen was appointed to our Board on February 6, 2008. He has more than 40 years of experience in business, mineral development and agriculture. He has served as president of JK Minerals Inc., a private oil company for 19 years. Under his leadership, JK Minerals consolidated ownership and increased production in the historic Cole Creek Oil field northeast of Casper, Wyoming. In 2001, he became the unit operator of the Cole Creek Oil field. He also is a founding member of Wyoming Mineral Exploration, LLC, and Muddy Mineral Exploration, LLC, and used his expertise in land title and acquisition to consolidate other productive fields in the Powder River Basin of Wyoming. Two of these are the South Glenrock Block “C” unit and the Big Muddy Oil field. Mr. Nicolaysen received his Masters of Science in Business Administration from the University of Wyoming in 1970, Bachelor of Science in Business Administration from Colorado College in 1968, and was an inaugural member of the Wyoming Agriculture Leadership Program, a W.K. Kellogg Foundation-sponsored fellowship from 1984 to 1986.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, Chris D. Wright currently meets the definition of an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation SK. Mr. Wright and Mr. Nicolaysen are independent directors. We are seeking further candidates for outside directors to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, each of our former President and Director, Gregory Leigh Lyons and former President and current Director, Chris D. Wright failed to file on a timely basis a Form 3 as required pursuant to Section 16(a) of the Securities Exchange Act. Mr. Lyons and Mr. Wright each had one late report during the fiscal year ended December 31, 2007. Further, subsequent to our fiscal year ended December 31, 2007, our current President, Walter Merschat, and Directors, Jon Nicolaysen and Mr. Wright, each failed to file on a timely basis a Form 4 as required pursuant to Section 16(a) of the Securities Exchange Act.

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

Given our limited operations and resources and because we are in the exploration stage, we have not yet adopted a code of ethics. Upon commencement of significant operations and hiring other executive officers, we intend to adopt a code of ethics that will apply to all our employees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2007 and December 31, 2006. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total $
Gregory Leigh Lyons (1)

Former President, Secretary, Treasurer and Director	2007	-	-	-	-	-	-	$2 ,500	$2,500

Chris. D. Wright (2)

Director and former President	2007	-	-	-	-	-	-	$15,000	$15,000

Dennis Mee (3)

Former President, Chief
Financial Officer, Secretary,
Treasurer and Director	2007	-	-	-	-	-	-	$29,680	$29,680

Alan Charuk (4)

Former President and Director	2007	-	-	-	-	-	-	-	$-

Sam Hirji (5)

Former President, Chief
Executive Officer and Director	2007	-	-	-	-	-	-	-	$-
	2006	-	-	-	-	-	-	-	$-
Herbert Moeller (6)
Former Chief Financial
Officer, Secretary, Treasurer
and Director	2007	-	-	-	-	-	-	-	$-
	2006	-	-	-	-	-	-	-	$-

(1)	Mr. Lyons resigned as our President, Secretary and Treasurer on January 29, 2008 and from our Board on February 6, 2008.
(2)	Mr. Wright resigned as our President on December 7, 2007.
(3)	Mr. Mee resigned as our President on August 23, 2007 and as our Chief Financial Officer, Secretary, Treasurer and Director on December 27, 2007.
(4)	Mr. Charuk resigned as our President and Director on August 17, 2007.
(5)	Mr. Hirji resigned as our President, Chief Executive Officer and Director on June 15, 2007.
(6)	Mr. Moeller resigned as our Chief Financial Officer, Secretary, Treasurer and Director on May 28, 2007.

Pursuant to a management services agreement, we incurred $2,500 in fees to Mr. Lyons for the fiscal year ended December 31, 2007. The consulting agreement was terminated in January 2008.

Pursuant to a management services agreement, we incurred $15,000 in fees to Mr. Wright for the fiscal year ended December 31, 2007. The consulting agreement was terminated in November 2007.

Pursuant to a management services agreement, we incurred $29,680 in fees to Mr. Mee for the fiscal year ended December 31, 2007. The consulting agreement was terminated in December 2007.

Mr. Charuk was issued 20,000,000 shares of our common stock in consideration for his appointment as President and Director, and in accordance with the letter of intent with CBM dated June 15, 2007. Mr. Charuk is a principal shareholder and officer of CBM. Upon termination of the letter of intent on August 17, 2007, Mr. Charuk returned to us all of the shares previously issued to him.

There was no compensation paid to Mr. Hirji and Mr. Moeller.

Director Compensation

Our board of directors are reimbursed for actual expenses incurred in attending Board meetings. There is no other compensation arrangement with directors, and the directors did not receive any compensation in the fiscal years ending December 31, 2007 and 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 14, 2008, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title or Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class

Common Stock	Walter Merschat(3)	4,000,000	(5)	7.46%

Common Stock	Pillion Investments Ltd.(4)	4,000,000	(5)	7.46%

Common Stock	Jon Clement Nicolaysen(3)	4,000,000	(5)	7.46%

Common Stock	Ownership of all directorsand officers as a group	12,000,000		22.38%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

(3)	Address is 123 West 1st Ave., Suite 215, Casper, Wyoming 82601.

(4)	Pillion Investments Ltd. is wholly-owned by Chris D. Wright, one of our directors. Address is 2410-650 West Georgia, Vancouver, British Columbia, Canada V6B4N7

(5)
These shares are restricted. After these shares have been held for six months, Walter Merschat, Jon Nicolaysen and Pillion Investments Ltd. could sell 1% of the outstanding stock in Ameriwest every three months. Therefore, this stock can be sold after the expiration of six months in compliance with the provisions of Rule 144. There are “stock transfer” instructions placed against these certificates and a legend has been imprinted on the stock certificates themselves.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 15, 2007, we signed a letter of intent with CBM Asia Development Corp., (“CBM”) as amended, to acquire 40% interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia, for $100,000. The letter of intent also provided that our former directors and officers, Alan Charuk, Harvey Price, James Charuk and Charles Bloomquist, receive 26,000,000 shares of our common stock valued at $26,000. Alan Charuk is a principal shareholder and officer of CBM, and Mr. Price, James Charuk and Mr. Bloomquist are affiliates of CBM. On August 17, 2007, we entered into a memorandum of understanding for the termination of the negotiations with CBM. Pursuant to the memorandum of understanding, (i) the 26,000,000 shares issued to our now former officers and directors were returned to treasury for cancellation and we relinquished any rights we may have had to the underlying project, (ii) CBM repaid to us $26,000 of a deposit, and (iii) we forgave the remaining $74,000 of the deposit previously provided to CBM.

We entered into a consulting agreement with our former President, Secretary, Treasurer and Director effective December 1, 2007, to provide us with corporate management and governance services. We agreed to pay Mr. Lyons a monthly fee of $2,500. The agreement was terminated in January 2008.

We entered into a consulting agreement with our former President and Director effective September 1, 2007, to provide us with corporate management and governance services. We agreed to pay Mr. Wright a monthly fee of $5,000. The agreement was terminated in November 2007.

We entered into a consulting agreement with our former Chief Financial Officer, Secretary, Treasurer and Director effective May 28, 2007, to provide us with corporate management and governance services. We agreed to pay Mr. Mee a monthly fee of $4,000 plus applicable taxes. The agreement was terminated in December 2007.

Our President and Chairman, Walter Merschat, owns fifty percent of Muddy Minerals, LLC, a Wyoming corporation that holds 99.5% working interest in the South Glenrock “C” oil field in Converse County, Wyoming. As previously disclosed in a current report on Form 8-K filed with the SEC on August 27, 2007, the Company entered into an agreement to acquire such interest for $5,000,000. Mr. Merschat’s interest if the Company concludes the acquisition would be approximately $2,500,000. In addition, Mr. Merschat is the sole owner of Geochem Exploration, LLC, a Wyoming limited liability company that holds 100% working interest in the Skull Valley Prospect in Tooele County, Utah. As previously disclosed in a current report on Form 8-K filed with the SEC on November 19, 2007, the Company entered into an agreement to acquire such interest for $400,000. Mr. Merschat’s interest if the Company concludes the acquisition would be approximately $400,000.

One of our directors, Jon Clement Nicolaysen, owns fifty percent of Muddy Minerals, LLC, a Wyoming corporation that holds 99.5% working interest in the South Glenrock “C” oil field in Converse County, Wyoming. As previously disclosed in a current report on Form 8-K filed with the SEC on August 27, 2007, the Company entered into an agreement to acquire such interest for $5,000,000. Mr. Nicolaysen’s interest if the Company concludes the acquisition would be approximately $2,500,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Cordovano and Honeck, LLP for the fiscal periods shown.

	December 31, 2007	December 31, 2006
Audit Fees	$12,490	$6,019
Audit — Related Fees	—	—
Tax Fees	__	—
All Other Fees	—	—
Total	$12,490	$6,019

The following table shows the fees paid or accrued by us for the audit and other services provided by Malone & Bailey, PC for the fiscal periods shown.

	December 31, 2007	December 31, 2006
Audit Fees	15,000	$	$—
Audit — Related Fees	—		—
Tax Fees	—		—
All Other Fees	—		—
Total	$15,000	$

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2007. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3.1(1)	Articles of Incorporation, as amended

3.2(2)	Bylaws

10.1(3)	Assignment Agreement dated August 24, 2007 between South Sea Energy Corp. and Pin Petroleum Partners Ltd.
10.2(4)	Letter of Intent dated November 13, 2007 between Ameriwest Energy Corp. and Geochem Exploration, LLC.

10.3	Management and governance consultant agreement between Ameriwest Energy Corp. and Sound Energy Advisors LLC, dated December 21, 2007.
10.4	Settlement Agreement dated January 14, 2008
10.5	Settlement Agreement dated January 23, 2008

10.6	Settlement Agreement dated January 23, 2008

10.7	Finder’s Fee Agreement dated March 1, 2008

16(5)	Letter regarding change in certifying accountant.

99.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

99.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

99.3	Section 1350 Certifications

(1)	incorporated by reference from Registration Statement on Form SB-2 filed on February 1, 2005, Form 8-K filed on June 19, 2007, and Form 8-K filed on August 27, 2007.
(2)	incorporated by reference from Registration Statement on Form SB-2 filed on February 1, 2005.
(3)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 27, 2007.
(4)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 19, 2007.
(5)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 6, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIWEST ENERGY CORP.

Dated: April 15, 2008	/s/ Walter Merschat
By: Walter Merschat
Its: President, Chief Financial Officer and Chairman of the Board (Principal Executive Officer)

Dated: April 15, 2008	/s/ Walter Merschat
By: Walter Merschat
Its: President, Chief Financial Officer and Chairman of the Board (Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Walter Merschat	Director	April 15, 2008
Walter Merschat

/s/ Chris D. Wright	Director	April 15, 2008
Chris D. Wright

/s/ Jon Clement Nicolaysen	Director	April 15, 2008
Jon Clement Nicolaysen

Ameriwest Energy Corp.
Index to Financial Statements
December 31, 2007

INDEX

Page
Independent Registered Public Accounting Firms’ Reports	F-3
Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Cash Flows	F-7
Consolidated Statements of Stockholder’s Deficiency	F-6
Notes to Consolidated Financial Statements	F-8

AMERIWEST ENERGY CORP.
(Formerly South Sea Energy Corp.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Former auditors’ report

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

CORDOVANO AND HONECK LLP

Cordovano and Honeck, LLP
Englewood, Colorado
March 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Ameriwest Energy Corp. (Formerly South Sea Energy Corp.)
Casper, Wyoming

We have audited the accompanying balance sheet of Ameriwest Energy Corp. (Formerly South Sea Energy Corp.) (An Exploration Stage Company) as of December 31, 2007, and the related statement of operations, stockholder’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements for the period January 3, 2001 (Date of Inception) through December 31, 2006, were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period January 3, 2001 (Date of Inception) through December 31, 2006, include total expenses and net loss of $159,101. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period January 3, 2001 (Date of Inception) through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameriwest Energy Corp. (Formerly South Sea Energy Corp.) as of December 31, 2007, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 11, 2008

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(An Exploration Stage Company)
Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current
Cash	$245	$-
Prepaid expenses and deposit	10,355	1,500
Total current assets	10,600	1,500
Deferred acquisition costs	1,758,653	-
Total assets	$1,769,253	$1,500
LIABILITIES and SHAREHOLDERS' EQUITY
Current
Bank overdraft	$-	$68
Accounts payable and accrued liabilities	753,640	26,299
Indebtedness to related parties	-	36,047
Interest on convertible notes	26,968	-
Current portion of convertible notes, net of discount	456,946	-
Total current liabilities	1,237,554	62,414

Long term portion of convertible notes	$61,560	-

STOCKHOLDERS' EQUITY
Capital stock 720,000,000 common stock authorized, $0.001 par value 53,611,334 shares issued and outstanding	53,611	46,980
Additional paid-in capital	1,390,980	51,207
Deficit accumulated during exploration stage	(974,452)	(159,101)
Total stockholders' equity (deficit)	470,139	(60,914)
Total liabilities and stockholders' equity (deficit)	$1,769,253	$1,500

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(An Exploration Stage Company)
Statements of Operations
For the Years Ended December 31, 2007 and 2006
And for the Period from January 3, 2001 [Inception] to December 31, 2007

	December 31,		Cumulative from January 3, 2001 [Inception] to
	2007	2006	December 31, 2007
Expenses
Contribution rent	1,650	6,600	41,250
Contribution services	5,534	7,523	45,621
Executive compensation	49,214	-	49,214
Acquisition and exploration costs	183,230	5,770	201,695
Interest, accretion of discount and beneficial conversion on
convertible notes	254,768	-	254,768
Marketing and investor relations	148,276	-	148,276
Organization costs	-	-	1,845
Office, general and administrative expenses	36,789	1,833	43,363
Professional fees	135,890	13,344	188,420
Net loss for the period	$(815,351)	$(35,070)	$(974,452)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	54,903,262	46,980,000

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(An Exploration Stage Company)
Statement of Shareholders' Equity (Deficit)
For the period from January 3, 2001 [Inception] to December 31, 2007

				Deficit
				Accumulated
			Additiona	during	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders	11,340,000	11,340	(7,840)		3,500
Contributed rent and services			12,862		12,862
Net loss for the year				(21,666)	(21,666)
Balance, December 31, 2001	11,340,000	11,340	5,022	(21,666)	(5,304)
Contributed rent and services			13,028		13,028
Net loss for the year				(20,138)	(20,138)
Balance, December 31, 2002	11,340,000	11,340	18,050	(41,804)	(12,414)
Contributed rent and services			13,050		13,050
Net loss for the year				(15,961)	(15,961)
Balance, December 31, 2003	11,340,000	11,340	31,100	(57,765)	(15,325)
Stock issued for cash at $0.01, net of offering costs of $2,500	32,400,000	32,400	(24,900)		7,500
Stock issued for cash at $0.10, net of offering costs of $2,500	3,240,000	3,240	4,260		7,500
Contributed rent and services			13,057		13,057
Net loss for the year				(28,666)	(28,666)
Balance, December 31, 2004	46,980,000	46,980	23,517	(86,431)	(15,934)
Contributed rent and services			13,567		13,567
Net loss for the year				(37,600)	(37,600)
Balance, December 31, 2005	46,980,000	46,980	37,084	(124,031)	(39,967)
Contributed rent and services			14,123		14,123
Net loss for the year				(35,070)	(35,070)
Balance, December 31, 2006	46,980,000	46,980	51,207	(159,101)	(60,914)
Contributed rent and services			7,184		7,184
Stock issued for cash at $0.01	5,548,000	5,548	49,932		55,480
Stock issued for cash to related parties at $0.001	26,000,000	26,000			26,000
Discounts and beneficial conversion features on convertible notes			666,240		666,240
Stock returned to treasury	(26,000,000)	(26,000)	-		(26,000)
Stock issued for cash at $0.60, net of offering costs of $32,500	1,083,334	1,083	616,417		617,500
Net loss for the year				(815,351)	(815,351)
Balance, December 31, 2007	53,611,334	53,611	1,390,980	(974,452)	470,139

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
And for the Period from Inception [January 3, 2001] to December 31, 2007

			Cumulative from January 3,
	December 31,		2001 [Inception] to
	2007	2006	December 31, 2007
Cash Flows from (used in) Operating Activities
Net loss from operations	$(815,351)	$(35,070)	$(974,452)
Items not affecting cash:
- write-off of deferred acquisition costs	183,230	-	183,230
- contributed rent and services	7,184	14,123	86,871
- interest and fees accrued for convertible notes	254,768	-	254,768
Changes in non-cash working capital balances related to operations:
- cash overdraft	(68)	68	-
- prepaid expenses and deposits	(8,855)	(1,200)	(10,355)
- accounts payable and accrued expenses	727,340	7,183	753,639
Cash Flows Provided by (Used in) - Operating Activities	348,248	(14,896)	293,701
Cash flows from (used in) Investing Activities
Cash refunded for deferred acquisition costs	26,000	-	26,000
Deferred acquisition costs	(1,967,883)	-	(1,967,883)
Cash Flows Provided by (Used in) - Investing Activities	(1,941,883)	-	(1,941,883)
Cash flows from Financing Activities
Proceeds from convertible notes	956,946	-	956,946
Proceeds from related party debt	(36,047)	12,976	-
Proceeds from issue of common stock	672,980	-	691,480
Cash Flows Provided by (Used in) - Financing Activities	1,593,879	12,976	1,648,426

Net increase (decrease) in cash	245	(1,920)	245
Cash, beginning of period	-	1,920	-
Cash, end of period	$245	$-	$245

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(An Exploration Stage company)
Notes to Financial Statements
December 31, 2007

1.	Nature of operations

Ameriwest Energy Corp. (Formerly South Sea Energy Corp.) was incorporated in Nevada on January 3, 2001 under the name Henley Ventures Inc. for the purpose of acquiring and developing mineral properties. No minerals were discovered on the properties.

During the year ended December 31, 2007, Ameriwest changed its business and commenced concentrating on the acquisition, exploration, development and production of oil and gas assets. On August 28, 2007, Ameriwest changed its name to Ameriwest Energy Corp.

2.	Summary of significant accounting policies

The financial statements of Ameriwest have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and cash equivalents
Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less.

Exploration stage company
Ameriwest complies with Financial Accounting Standard Board Statement No. 7 for its characterization of Ameriwest as an Exploration Stage Company. Ameriwest is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

Loss per share
In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during all periods has been retroactively restated to reflect the following:

• A forward stock split of 26 new shares for one old share, effective November 10, 2006;
• A forward stock split of 3.6 new shares for one old share, effective May 4, 2007.

Income taxes
Ameriwest accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Impairment of long-lived assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Ameriwest recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by Ameriwest, is excluded from this requirement, but will continue to be subject to the ceiling test limitations. There were no impairment losses in 2007 and 2006.

Convertible instruments
When Ameriwest issues convertible debt with detachable instruments, it allocates the proceeds received on a relative fair value basis pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios “. Then, it applies the amount allocated to the convertible instrument, and an effective conversion price is calculated and used to measure the intrinsic value, if any, of the embedded conversion option. The intrinsic value of the embedded conversion option and the relative fair value of the detachable instruments are recorded as discounts to the convertible debt and amortized over the term of the debt.

When Ameriwest issues convertible debt with non-detachable instruments, the intrinsic value of the conversion option is computed based on a comparison of the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion pursuant to EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments”. The excess of the fair value of the common stock at the commitment date over proceeds is the intrinsic value of the embedded conversion option that is recognized by Ameriwest at the issuance date for the convertible debt. The intrinsic value of the embedded conversion option is recorded as a discount to the convertible debt and amortized over the term of the debt.

Stock based compensation
Ameriwest recognizes stock based compensation expense and other forms of employee equity compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.

3.	Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that Ameriwest will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should Ameriwest be unable to continue as a going concern. At December 31, 2007, Ameriwest has not yet achieved profitable operations, has accumulated losses of $974,452 since its inception, has a working capital deficiency of $1,226,954 and expects to incur further losses in the development of its business, all of which casts substantial doubt about Ameriwest’s ability to continue as a going concern. Ameriwest’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Ameriwest expects to continue to incur substantial losses and will require substantial capital to execute its business plan and does not expect to attain profitability in the near future. Since its inception, Ameriwest has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. Ameriwest's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that Ameriwest will be able to obtain sufficient funds to continue the development of its business operation.

4.	Financial instruments

Credit risk
Ameriwest maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. Ameriwest has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash.

Fair values
Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash, accounts payable and accrued expenses and notes payable.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

Liquidity risk
Ameriwest is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

5.	Mineral claims

On July 28, 2004, Ameriwest acquired a 100% interest in the mineral rights to the Red Bird claim located 93 air miles northeast of Vancouver, British Columbia.

During the first quarter of the year ended December 31, 2007, Ameriwest acquired two additional mineral claims, called the Red Bird Protection and the Pleasant Surprise, located in the area surrounding the Red Bird claim. The claims were in good standing until September 30, 2007, but have lapsed as at December 31, 2007. Ameriwest did not undertake any exploration in these three mineral claims.

6.	Oil and gas interests

East Kalimatan, Indonesia
On June 15, 2007, Ameriwest signed a letter of intent with CBM Asia Development Corp., as amended, whereby it would acquire an interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia for $100,000. The agreement also provided that the newly appointed directors and officers of Ameriwest would receive 26,000,000 shares of common stock of the Company.

The terms of the acquisition were subject to the parties closing the transaction no later than July 7, 2007. On August 17, 2007, Ameriwest entered into a memorandum of understanding for the termination of the negotiations with CBM. Pursuant to the memorandum of understanding, the 26,000,000 shares issued to the now former directors and officers were returned to treasury for cancellation.

At December 31, 2007, related acquisition costs totaling $183,230 were written off.

South Glenrock C Field, Wyoming
On August 24, 2007, Ameriwest entered into an assignment agreement with Pin Petroleum Partners Ltd., whereby Pin agreed to assign its rights and obligation under a letter of intent with Muddy Minerals, LLC, to a property referred to as the South Glenrock “C” Oil Field, located in Converse County, Wyoming for the aggregate sum of $550,000, which includes $500,000 in repayment of funds paid by Pin to Muddy on behalf of Ameriwest.

Pursuant to the terms of the letter of intent Ameriwest assumed, Ameriwest agreed to acquire a 99.5% working interest in the oil field, together with a 78% net royalty interest in oil field for the sum of $5,000,000, payable as follows:

$500,000 payable on or before July 15, 2007 (paid by Muddy on behalf of Ameriwest),
$500,000 payable on or before September 1, 2007 (paid);
$1,000,000 payable on or before October 1, 2007 (of which $500,000 was paid in October 2007, and $250,000 was paid subsequent to year end);
$1,000,000 payable on or before November 1, 2007 (past due);
$1,000,000 payable on or before December 1, 2007 (past due); and
$1,000,000 payable on or before January 4, 2008 (past due).

The terms of the acquisition are subject to the parties entering into a definitive agreement. As at December 31, 2007, $1,500,000 was paid to Muddy pursuant to the letter of intent, and another $250,000 was paid subsequent to year end. Ameriwest has accrued $550,000 payable to Pin pursuant to the Assignment.

During the year ended December 31, 2007, Ameriwest incurred $108,653 in deferred exploration costs associated with the preparation of reservoir evaluation. These costs are included in deferred acquisition costs on the balance sheet since the parties have not yet entered into a definitive agreement.

Subsequent to the fiscal year ended December 31, 2007, Ameriwest entered into an amendment agreement with Muddy whereby certain of Ameriwest’s payment obligations were extended, including the final payment to Muddy of $3,250,000 to on or before June 1, 2008. Additionally, the parties agreed to extend the entering of a definitive agreement to on or before May 1, 2008.

Skull Valley, Utah
On November 6, 2007, Ameriwest signed a letter of intent with Geochem Exploration, LLC.., a Wyoming limited liability company, to acquire the right to purchase an undivided working interest and an eighty percent (80%) net royalty interest in and to the Skull Valley Prospect in Tooele County, Utah, in consideration for an aggregate purchase price of $400,000, payable as follows:

$100,000 payable upon execution of the LOI (paid);
$100,000 payable upon the execution of the definitive agreement; and
$200,000 payable on or before May 15, 2008.

The terms of the LOI, as amended on March 14, 2008, are subject to the parties entering into a definitive agreement on or before May 15, 2008 and completion of the due diligence by the same date.

As at December 31, 2007, the first payment of $100,000 was made to Geochem pursuant to the LOI. The parties have not yet entered into a definitive agreement.

Subsequent to the fiscal year ended December 31, 2007, Ameriwest entered into an amendment agreement with Geochem whereby certain of Ameriwest’s payment obligations were extended, including the final payment to Geochem of $200,000 to on or before May 15, 2008. Additionally, the parties agreed to extend the entering of a definitive agreement to on or before May 15, 2008.

7.	Convertible notes

Short-term convertible notes payable as of December 31, 2007 & 2006, consist of the following:

Description	2007	2006
Convertible notes payable originating in 2007 with an original principal amount of $456,946, due on demand, bearing interest at 10% per annum (30% per annum if in arrears), convertible at $0.60 into one unit, each unit consisting of one share of common stock and one warrant for the purchase of one share of common stock exercisable at $0.60 per share for the first year and $0.90 per share for the second year.
	$456,946	-
Less: discount attributable to beneficial conversion feature	(166,240)	-
Add: Amortization of discount	166,240
Carrying value of short-term convertible notes	$456,946	$-

At December 31, 2007, Ameriwest accrued $19,571 in interest in relation to the notes.

Long-term convertible debt as of December 31, 2007 & 2006, consists of the following:

Description	2007	2006
Convertible note payable originating in October 2007 with an original principal amount of $500,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued a warrant to purchase 833,333 shares of its common stock in connection with this note, expiring October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.
	$500,000	$-
Less: discount attributable to warrants and beneficial conversion feature	(500,000)	-
Add: Accretion of discount	61,560
Carrying value of short-term convertible notes	$61,560	$-

At December 31, 2007, we accrued $7,397 in interest in relation to the note.

Subsequent issuance
Subsequent to the fiscal year ended December 31, 2007, from March 3 through March 25, 2008, Ameriwest issued four convertible notes for aggregate proceeds of $550,000. The amount of each note is unsecured and is due in two years. The principal amount of each note bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of Ameriwest’s common stock at a rate of $0.60 per share. In relation to these notes, Ameriwest also issued a warrant to purchase 916,668 shares of its common stock, expiring in two years. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

Ameriwest evaluated the detachable warrants issued or issuable pursuant to these convertible notes, and concluded that they do not meet the definition of a derivative instrument under SFAS 133 Accounting for Derivative Instruments and Hedging Activities.

8.	Capital stock

Common stock

Effective on December 15, 2006, Ameriwest forward split its issued common stock on the basis of 9 new for one old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock splits. There was no effect on Ameriwest’s authorized share capital.

Effective on May 4, 2007, Ameriwest forward split its issued common stock on the basis of 3.6 new for one old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock split.

On May 4, 2007, Ameriwest amended its authorized capital stock to 720,000,000 common shares with a par value of $0.001 per share. The number of authorized shares and the par value per share as referred to in these financial statements has been restated wherever applicable to give retroactive effect to this amendment.

On June 6, 2007, Ameriwest sold 5,548,000 common shares at $0.01 per share for net proceeds of $55,480.

On June 15, 2007, Ameriwest issued 26,000,000 to officers and directors of Ameriwest pursuant to the letter of intent with CBM. On August 17, 2007, upon the termination of the letter of intent with CBM, the shares were canceled.

On October 7, 2007, Ameriwest sold 1,083,334 units at a price of $0.60 per unit, for net proceeds of $650,000. Each unit consisted of one share of common stock and one share purchase warrant, with warrant exercisable at $0.60 for the first year and at $0.90 for the second year. Ameriwest incurred share issue costs of $32,500 associated with this private financing. The allocation of proceeds from the sale of the 1,083,334 capital stock units to the share purchase warrants based on the fair value of $553,640 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119.09%; risk free interest rate of 3.32%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $298,981 and the relative fair value assigned to the shares amounted to $351,018.

Subsequent to December 31, 2007, on March 19, 2008, Ameriwest sold 666,668 units at a price of $0.60 per unit, for net proceeds of $400,000. Each unit consist of one share of common stock and one share purchase warrant, each warrant is exercisable at $0.60 for the first year and at $0.90 for the second year.

Options

On September 15, 2004, Ameriwest granted stock options to one of its directors whereby 100,000 common shares could be exercised at the price of $0.10 per shares on or before September 15, 2009 in whole or in part with a vesting at the rate of 25,000 options at the beginning of every three month period commencing September 15, 2004 while the director serves of Ameriwest. As a result of the forward splits, the number of options granted increased to 900,000 options on December 15, 2006, and to 3,240,000 options on May 4, 2007.

Pursuant to the option agreement, these options have been cancelled effective the date of the resignation of this director, being June 22, 2007.

Warrants

On October 2, 2007, Ameriwest received loan proceeds of $500,000, and issues 833,333 warrants in connection with this note, expiring October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $500,000 convertible note and corresponding issuance of 833,334 warrants based on the fair value of $427,390 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119.09%; risk free interest rate of 4.102%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $230,426 and the relative fair value assigned to the shares amounted to $269,574.

On October 7, 2007, Ameriwest issued 1,083,334 units at a price of $0.60 per unit, for net proceeds of $650,000. Each unit consisting of one share of common stock and one share purchase warrant, each warrant exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the 1,083,334 capital stock units to the share purchase warrants based on the fair value of $553,640 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119.09%; risk free interest rate of 3.32%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $298,981 and the relative fair value assigned to the shares amounted to $351,018.

At December 31, 2007, 1,083,334 warrants were outstanding, as follows:

	# of Warrants Issued	Expiry	Exercise Price	Number Outstanding as at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Issued, October 2, 2007	833,333	2-Oct-08	$0.60	833,333	0.33	$0.60
Issued, October 7, 2007	1,083,334	7-Oct-08	$0.60	1,083,334	0.44	$0.60

	1,916,667			1,916,667	0.77 years	$0.60

Subsequent to the fiscal year ended December 31, 2007, on March 19, 2008, Ameriwest issued and sold 666,668 units at a price of $0.60 per unit, for net proceeds of $400,000. Each unit consist of one share of common stock and one share purchase warrant, each warrant is exercisable at $0.60 for the first year and at $0.90 for the second year.

Subsequent to the fiscal year ended December 31, 2007, from March 3 through March 25, 2008, in connection with the issuances of convertible notes in the aggregate amount of $550,000, Ameriwest issued warrants to purchase 916,668 shares of Ameriwest’s common stock. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

9.	Related party transactions

During the year ended December 31, 2007, Ameriwest incurred the following expenditures with former officers and directors:

•
A former president, who was also a director, contributed the use of office space, including the use of telephone, to Ameriwest until April 1, 2007. The contributed use of office space is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital in the amount of $1,650 for the year ended December 31, 2007;

•
A former president, who was also a director, contributed management services to Ameriwest until April 1, 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $1,500 for the year ended December 31, 2007;

•
From January 3, 2001 (date of inception) through March 31, 2007, former directors of Ameriwest paid certain organization costs, exploration costs and certain office expenses on behalf of Ameriwest, totaling $42,754. This balance was repaid in June 2007. Interest expense related to the balance unpaid at March 31, 2007 was computed at 5% per annum with a corresponding credit to additional paid-in capital in the amount of $534 for the year ended December 31, 2007;

•
A former president, who was also a director, contributed management services to Ameriwest in June 2007. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services. The services are reported as contributed services with a corresponding credit to additional paid-in capital in the amount of $3,500 for the year ended December 31, 2007;

•	Pursuant to a management services agreement, Ameriwest paid $29,680 to a former director during the year ended December 31, 2007;
•	Pursuant to a management services agreement, Ameriwest paid $15,000 to a former director during the year ended December 31, 2007;

Effective December 1, 2007, Ameriwest entered into a contract with a company controlled by one of its directors for management and consulting services, requiring the payment of $2,500 per month, expiring on November 30, 2009. This commitment can be terminated by either party with 30 days’ written notice. This agreement was terminated in January 2008.

On August 24, 2007, Ameriwest entered into an assignment agreement with Pin Petroleum Partners Ltd, whereby Pin agreed to assign its rights and obligation under a letter of intent with Muddy Minerals, LLC, a company wholly controlled by its president and director, and another director.

On November 6, 2007, Ameriwest signed a letter of intent with Geochem Exploration, LLC., a company wholly controlled by its President and a director.

10.	Income taxes

Deferred income taxes reflect the net effect of temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income taxes reporting purposes, and net operating loss carryforwards.

No net provision for refundable U.S. Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

At December 31, 2007, Ameriwest has accumulated net operating losses in the United States totaling approximately $974,452 which are available to reduce taxable income in future years and expire in 2026.

The significant components of Ameriwest’s deferred tax assets as of December 31, 2007 & 2006 are as follows:

	2007	2006
Deferred tax assets
Net operating loss carryforward	$341,058	$55,685
Less: valuation allowance	(341,058)	(55,685)

	$-	$-

The change in the valuation allowance for the year ended December 31, 2007 and 2006 was $285,373 and $12,275 respectively.

11.	Commitments

On June 15, 2007, Ameriwest entered into a one year contract for marketing and communications consulting services. In consideration, Ameriwest will pay a monthly retainer of $5,000 per month to cover fees as invoiced. This commitment can be terminated by either party with 30 days’ written notice;

On June 15, 2007, Ameriwest entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on June 14, 2009. This commitment can be terminated by either party with 90 days’ written notice;

Effective December 1, 2007, the Ameriwest entered into a contract with a company controlled by one of its directors for management and consulting services, requiring the payment of $2,500 per month, expiring on November 30, 2009. This commitment can be terminated by either party with 30 days’ written notice. This agreement was terminated in January 2008.