Form 10-Q
period 2008-03-31
AMERIWEST ENERGY CORP.
filed 2008-05-15
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 333-122449 Ameriwest Energy Corp. (Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	98-0359930 (I.R.S. Employer Identification No.)

123 West 1st Ave., Suite 215, Casper, WY 82601 (Address of principal executive offices) (Zip Code)

(307) 472-5193 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X	Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
Common stock, $.001 par value	54,278,002

AMERIWEST ENERGY CORP.
FORM 10-Q

March 31, 2008

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1.
Financial Statements	4

Interim Balance Sheet at March 31, 2008 and December 31, 2007 (Unaudited)	5

Interim Statements of Operations for the three month periods ended March 31, 2008 and 2007 and for the period from January 3, 2001 (inception) to March 31, 2008 (Unaudited).	6

Interim Statements of Stockholders’ Equity for the period from January 3, 2001 (inception) to March 31, 2008 (Unaudited).	7

Interim Statements of Cash Flows for the three periods ended March 31, 2008 and 2007 and for the period from January 3, 2001 (inception) to March 31, 2008 (Unaudited).	8

Notes to Interim Financial Statements	9

Item 2.
Management's Discussion and Analysis or Financial Conditions and Results of Operation	15

Item 3.
Controls and Procedures	23

Part II. OTHER INFORMATION

Item 1.
Legal proceedings	24

Item 6.
Exhibits	24

Signature Page	25

Certifications	26

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading "Risk Factors" and set forth in our Annual report on Form 10-K for the fiscal year ended December 31, 2007, filed on April 15, 2008.

As used in this Form 10-Q, "we," "us" and "our" refer to Ameriwest Energy Corp., which is also sometimes referred to as the "Company."

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Ameriwest Energy Corp. (formerly South Sea Energy Corp.), an exploration stage company, at March 31, 2008 and the statement of operations and statement of cash flow for the three months ended March 31, 2008 and 2007 and for the period from January 3, 2001 (date of inception) to March 31, 2008 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2008, are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Ameriwest Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current
Cash	$323,219	$245
Prepaid expenses and deposit	4,141	10,355
Total current assets	327,360	10,600
Furniture & equipment, net	3,418	-
Deferred acquisition costs	2,059,253	1,758,653
Total assets	$2,390,031	$1,769,253

LIABILITIES and SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$689,927	$753,640
Interest on convertible notes	49,874	26,968
Current portion of convertible notes, net of discount	454,138	456,946
Total current liabilities	1,193,939	1,237,554

Long term portion of convertible notes	$389,607	61,560

STOCKHOLDERS' EQUITY
Capital stock 720,000,000 common stock authorized, $0.001 par value
54,278,002 and 53,611,334 shares outstanding at March 31, 2008 and December 31, 2007, respectively	54,278	53,611
Additional paid-in capital	2,060,204	1,390,980
Deficit accumulated during exploration stage	(1,307,997)	(974,452)
Total stockholders' equity	806,485	470,139
Total liabilities and stockholders' equity	$2,390,031	$1,769,253

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
(An Exploration Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
And for the Period from January 3, 2001 [Inception] to March 31, 2008
(Unaudited)

	Three Months Ended		Cumulative from
	March 31,		January 3, 2001
			[Inception] to March
	2008	2007	31, 2008
Expenses
Contribution rent	-	1,650	41,250
Contribution services	-	2,034	45,621
Executive compensation	15,000	-	64,214
Acquisition and exploration costs	-	-	201,695
Interest, accretion of discount and beneficial conversion on
convertible notes	88,035	-	342,803
Financing costs	27,500		27,500
Marketing and investor relations	69,386	-	217,662
Organization costs	-	-	1,845
Office, general and administrative expenses	38,991	226	82,354
Professional fees	94,633	2,738	283,053
Net loss for the period	$(333,545)	$(6,648)	$(1,307,997)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	53,700,223	46,980,000

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
(An Exploration Stage Company)
Statement of Shareholders' Equity (Deficit)
For the period from January 3, 2001 [Inception] to March 31, 2008
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	during	Total
			Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders	11,340,000	11,340	(7,840)		3,500
Contributed rent and services			12,862		12,862
Net loss for the year				(21,666)	(21,666)
Balance, December 31, 2001	11,340,000	11,340	5,022	(21,666)	(5,304)
Contributed rent and services			13,028		13,028
Net loss for the year				(20,138)	(20,138)
Balance, December 31, 2002	11,340,000	11,340	18,050	(41,804)	(12,414)
Contributed rent and services			13,050		13,050
Net loss for the year				(15,961)	(15,961)
Balance, December 31, 2003	11,340,000	11,340	31,100	(57,765)	(15,325)
Stock issued for cash at $0.01, net of offering costs of $2,500	32,400,000	32,400	(24,900)		7,500
Stock issued for cash at $0.10, net of offering costs of $2,500	3,240,000	3,240	4,260		7,500
Contributed rent and services			13,057		13,057
Net loss for the year				(28,666)	(28,666)
Balance, December 31, 2004	46,980,000	46,980	23,517	(86,431)	(15,934)
Contributed rent and services			13,567		13,567
Net loss for the year				(37,600)	(37,600)
Balance, December 31, 2005	46,980,000	46,980	37,084	(124,031)	(39,967)
Contributed rent and services			14,123		14,123
Net loss for the year				(35,070)	(35,070)
Balance, December 31, 2006	46,980,000	46,980	51,207	(159,101)	(60,914)
Contributed rent and services			7,184		7,184
Stock issued for cash at $0.01	5,548,000	5,548	49,932		55,480
Stock issued for cash to related parties at $0.001	26,000,000	26,000			26,000
Discounts and beneficial conversion features on convertible notes			666,240		666,240
Stock returned to treasury	(26,000,000)	(26,000)			(26,000)
Stock issued for cash at $0.60, net of offering costs of $32,500	1,083,334	1,083	616,417		617,500
Net loss for the year				(815,351)	(815,351)
Balance, December 31, 2007	53,611,334	53,611	1,390,980	(974,452)	470,139
Stock issued for cash at $0.60, net of offering costs of $20,000	666,668	667	379,333		380,000
Discounts on convertible notes			289,891		289,891
Net loss for the period				(333,545)	(333,545)
Balance, March 31, 2008	54,278,002	54,278	2,060,204	(1,307,997)	806,485

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
And for the Period from January 3, 2001 [Inception] to March 31, 2008
(Unaudited)

			Cumulative from
	Three Months Ended		January 3,
	March 31,		2001 [Inception] to
	2008	2007	March 31, 2008
Cash Flows from (used in) Operating Activities
Net loss from operations	$(333,545)	$(6,648)	$(1,307,997)
Items not affecting cash:
- write-off of deferred acquisition costs	-	-	183,230
- contributed rent and services	-	3,684	86,871
- interest and fees accrued for convertible notes	88,036	-	342,804
- depreciation	110	-	110
Changes in non-cash working capital balances related to operations:
- cash overdraft	-	-	-
- prepaid expenses and deposits	6,214	862	(4,141)
- accounts payable and accrued expenses	(63,712)	(1,674)	689,928

Cash Flows Provided by (Used in) - Operating Activities	(302,897)	(3,776)	(9,195)

Cash flows from (used in) Investing Activities
Acquisition of furniture and equipment	(3,528)	-	(3,528)
Cash refunded for deferred acquisition costs	-	-	26,000
Deferred acquisition costs	(300,600)	-	(2,268,483)

Cash Flows Provided by (Used in) - Investing Activities	(304,128)	-	(2,246,011)

Cash flows from Financing Activities
Proceeds from convertible notes	550,000	-	1,506,946
Proceeds from related party debt	-	6,557	-
Proceeds from issue of common stock	380,000	-	1,071,480

Cash Flows Provided by (Used in) - Financing Activities	930,000	6,557	2,578,426

Net increase (decrease) in cash	322,974	2,781	323,219

Cash, beginning of period	245	(68)	-

Cash, end of period	$323,219	$2,713	$323,219

SUPPLEMENTAL CASH DISCLOSURES

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2008
(Unaudited)

1.	Basis of presentation

The accompanying unaudited interim financial statements of Ameriwest Energy Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Nature of operations and going concern

Ameriwest Energy Corp. was incorporated under the laws of the State of Nevada on January 3, 2001 under the name Henley Ventures Inc. for the purpose of acquiring and developing mineral properties. No minerals were discovered on the properties. During the year ended December 31, 2007, Ameriwest changed its business and commenced concentrating on the acquisition, exploration, development and production of oil and gas assets. On August 28, 2007, Ameriwest changed its name to Ameriwest Energy Corp.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that Ameriwest will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should Ameriwest be unable to continue as a going concern. At March 31, 2008, Ameriwest has not yet achieved profitable operations, has accumulated losses of $1,307,997 since its inception, has a working capital deficiency of $866,579 and expects to incur further losses in the development of its business, all of which casts substantial doubt about Ameriwest’s ability to continue as a going concern. Ameriwest’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

3.	Furniture and equipment

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

Computer equipment	25% per annum
Furniture and equipment	25% per annum

Additions are depreciated at half the annual rate in the year of acquisition. Depreciation expense for the three months ended March 31, 2008 was $110.

At March 31, 2008 and December 31, 2007, Ameriwest had the following assets:

	March 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Furniture	$3,528	$110	$3,418	$-	$-	$-

4.	Oil and gas interests

a.	South Glenrock C Field, Wyoming
On August 24, 2007 and as amended on March 19, 2008, Ameriwest entered into letter of intent with Pin Petroleum Partners Ltd and Muddy Minerals, LLC, to acquire a 99.5% working interest together with a 78% net royalty interest in the property referred to as the South Glenrock “C” Oil Field, located in Converse County, Wyoming, for the aggregate sum of $5,000,000, payable to Muddy as follows:

i.	$500,000 payable on or before July 15, 2007 (paid by Pin on behalf of Ameriwest);
ii.	$500,000 payable on or before September 1, 2007 (paid);
iii.	$750,000 payable on or before October 1, 2007 (paid);
iv.	$3,250,000 payable on or before June 1, 2008

The terms of the acquisition are subject to the parties entering into a definitive agreement on or before May 1, 2008.

Ameriwest has accrued $550,000 payable to Pin pursuant to this agreement for amounts paid on its behalf.

As of March 31, 2008, Ameriwest had incurred a cumulative amount of $108,653 in deferred exploration costs associated with the preparation of reservoir evaluation. These costs are included in deferred acquisition costs on the balance sheet since the parties have not yet entered into a definitive agreement.

b.	Skull Valley, Utah
On November 6, 2007 and as amended on March 14, 2008, Ameriwest signed a letter of intent with Geochem Exploration, LLC.., a Wyoming limited liability company, to acquire the right to purchase an undivided working interest and an eighty percent (80%) net royalty interest in and to the Skull Valley Prospect in Tooele County, Utah, in consideration for an aggregate sum of $400,000, payable as follows:

i.	$100,000 payable upon execution of the LOI (paid);
ii.	$100,000 payable upon the execution of the definitive agreement; and
iii.	$200,000 payable on or before May 15, 2008.

The terms of the LOI are subject to the parties entering into a definitive agreement on or before May 15, 2008 and completion of the due diligence by the same date.

The first payment of $100,000 was made to Geochem pursuant to the LOI in 2007. The parties have not yet entered into a definitive agreement.

c.	Burke Ranch, Wyoming
On March 19, 2008, Ameriwest entered into an option agreement with Hot Springs Resources, Ltd., to purchase certain assets of Hot Springs, including: (i) wells, well bores, leases, contracts, records, books, equipment, buildings, etc., and (ii) not less than a working interest of 95% at a 79.9% net revenue interest in certain acreage inside the Burch Ranch Unit, a working interest of 100% at a 82% net revenue Interest in leases outside of the Burke Ranch Unit and all of Hot Springs’ interest in a leasehold attached to or held by Unit, other formations and hydrocarbon substances, for the issuance of 400,000 shares and the aggregate sum of $4,280,000, payable as follows:
i.	$50,000 payable upon execution of option agreement(paid);
ii.	$50,000 payable on or before May 18, 2008;
iii.	$4,180,000 payable within 45 days after the exercise of Ameriwest’s option, concurrent with the issuance of the 400,000 shares.

Upon its expiration on July 17, 2008, Ameriwest may extend this option for an additional 60 calendar days in consideration for $100,000, and for 2 additional 340 calendar days periods in consideration of $100,000 for each additional 30 calendar day period, with half the option extension fees creditable against the purchase price.

As of March 31, 2008, the first payment of $50,000 had been made to Hot Springs pursuant to the option agreement.

As of March 31, 2008, Ameriwest had incurred $600 in deferred exploration costs associated with legal work. These costs are included in deferred acquisition costs on the balance sheet since Ameriwest has not yet exercised its option.

d.	Cole Creek, Wyoming
Subsequent to March 31, 2008, on April 15, 2008, Ameriwest entered into an option agreement with Alpha Development Corporation and JK Minerals, Inc. (collectively, “Alpha”) to purchase certain assets of Alpha, including: (i) wells, well bores, leases, contracts, records, books, equipment, buildings, etc., of the Cole Creek Unit and adjacent leases; and (ii) Alpha’s working and net revenue interests in and to all formations that are below the base of the Shannon Formation, for the aggregate sum of $400,000, payable as follows:
i.	$200,000 payable on April 15, 2008 (paid on April 15, 2008);
ii.	$200,000 payable on June 16, 2008.

Upon the expiration of the second option period on August 18, 2008, Ameriwest may extend this option for an additional 30 calendar days in consideration for $200,000. Subsequent to March 31, 2008, the first payment of $200,000 was made to Alpha pursuant to the option agreement.

5.	Convertible notes

a.	Long-term convertible notes
Long convertible notes payable as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
Description	2008	2007

Convertible note payable originating in 2007 with an original principal amount of $500,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued a warrant to purchase 833,333 shares of its common stock in connection with this note, expiring October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	$500,000	$500,000

Convertible notes payable originating in 2008 with original principal amounts totalling $550,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued warrants to purchase 916,667 shares of its common stock in connection with these notes, expiring in March 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	550,000	-

Less: discount attributable to warrants and beneficial conversion feature	(789,891)	(500,000)

Add: Accretion of discount	129,498	61,560

Carrying value of long-term convertible notes	$389,607	$61,560

At March 31, 2008, Ameriwest accrued $16,101 in interest in relation to the notes.

Ameriwest evaluated the detachable warrants issued or issuable pursuant to these long term convertible notes, and concluded that they do not meet the definition of a derivative instrument under SFAS 133 Accounting for Derivative Instruments and Hedging Activities.

b.	Long-term convertible note - subsequent issuance
Subsequent to March 31, 2008, on April 15, 2008, Ameriwest issued a convertible note in the principal amount of $300,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued warrants to purchase 500,000 shares of its common stock in connection with these notes, expiring in April 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

6.	Capital stock

a.	Common stock issued with warrants
On March 19, 2008, Ameriwest sold 666,668 units at a price of $0.60 per unit, for net proceeds of $400,000. Each unit consisted of one share of common stock and one share purchase warrant, with each warrant exercisable at $0.60 for the first year and at $0.90 for the second year. Ameriwest incurred share issue costs of $20,000 associated with this private financing. The allocation of proceeds from the sale of the 666,668 capital stock units to the share purchase warrants based on the fair value of $156,861 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119%; ii) risk free interest rate of 1.32%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $112,675 and the relative fair value assigned to the shares amounted to $287,325.

b.	Warrants issued with convertible notes
On March 3, 2008 Ameriwest received convertible loan proceeds of $50,000, and issued 83,333 warrants in connection with this note, expiring March 3, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $50,000 convertible note and corresponding issuance of 83,333 warrants based on the fair value of $20,842 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119%; ii) risk free interest rate of 1.74%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $14,710 and the relative fair value assigned to the beneficial conversion feature amounted to $35,290.

On March 10, 2008 Ameriwest received convertible loan proceeds of $150,000, and issued 250,000 warrants in connection with this note, expiring March 10, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $150,000 convertible note and corresponding issuance of 250,000 warrants based on the fair value of $126,615 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119%; ii) risk free interest rate of 1.46%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $47,565 and the relative fair value assigned to the beneficial conversion feature amounted to $102,435.

On March 17, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring March 17, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667 warrants based on the fair value of $84,355 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119%; ii) risk free interest rate of 1.32%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $27,561 and the relative fair value assigned to the beneficial conversion feature amounted to $72,439.

On March 25, 2008 Ameriwest received convertible loan proceeds of $250,000, and issued 416,667 warrants in connection with this note, expiring March 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $250,000 convertible note and corresponding issuance of 416,667 warrants based on the fair value of $211,204 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119%; ii) risk free interest rate of 1.64%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $70,525 and the relative fair value assigned to the beneficial conversion feature amounted to $179,475.

At March 31, 2008, 3,500,002 warrants were outstanding, as follows:

					Weighted
				Number	Average	Weighted
				Outstanding as	Remaining	Average
	# of Warrants		Exercise	at March 31,	Contractual	Exercise
	Issued	Expiry	Price	2008	Life	Price
Issued, October 2, 2007	833,333	2-Oct-08	$0.60	833,333	0.12	$0.60
Issued, October 7, 2007	1,083,334	7-Oct-08	$0.60	1,083,334	0.16	$0.60

Balance, December 31, 2007	1,916,667			1,916,667

Issued, March 3, 2008	83,333	3-Mar-09	$0.60	83,333	0.02	$0.60
Issued, March 10, 2008	250,000	10-Mar-09	$0.60	250,000	0.07	$0.60
Issued, March 17, 2008	166,667	17-Mar-09	$0.60	166,667	0.05	$0.60
Issued, March 19, 2008	666,668	19-Mar-09	$0.60	666,668	0.18	$0.60
Issued, March 25, 2008	416,667	25-Mar-09	$0.60	416,667	0.12	$0.60

Balance, Mach 31, 2008	3,500,002			3,500,002

c.	Net Loss per common share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted- average number of common and common equivalent shares outstanding during the period. For the quarter ended March 31, 2008 and 2007 and the period from January 3, 2001 [Inception] to March 31, 2008, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. The amount of common equivalent shares outstanding at each period end are as follows:

	March 31, 2008	March 31, 2007
Securities convertible into shares of common sotck, not used because the effect would be anti-dilutive:

Stock warrants related to private equity placements	2,583,335	-
Stock warrants related to convertible notes placements	916,667	-
Common stock isuable upon conversion of convertible notes	2,590,018	-
Stock warrants related to conversion of convertible notes placements	813,183	-
	6,903,204	-

7.	Related party transactions

a.	Pursuant to a management services agreement, Ameriwest paid $5,000 to a former officer and director during the quarter ended March 31, 2008. This agreement was terminated in February 2008;

b.
Pursuant to a month-to-month verbal agreement, Ameriwest incurred $5,000 in management fees to an officer and director. This amount was due at March 31, 2008, and is included in accounts payable and accrued liabilities on the balance sheet;

c.
Pursuant to a month-to-month verbal agreement, Ameriwest incurred $5,000 in management fees to a director. This amount was due at March 31, 2008, and is included in accounts payable and accrued liabilities on the balance sheet;

d.	On March 19, 2008, Ameriwest signed a letter of intent with Hot Springs Resources, Ltd., a company whose assets are partially owned by Ameriwest’s President and director.

e.
Subsequent to our quarter ended March 31, 2008, on April 15, 2008, Ameriwest signed an exclusive option to purchase assets with Alpha Development Corporation and JK Minerals, Inc. Such assets are partially owned by one of Ameriwest’s directors.

8.	Commitments

a.
On June 15, 2007, Ameriwest entered into a one year contract for marketing and communications consulting services. In consideration, the Company will pay a monthly retainer of $5,000 per month to cover fees as invoiced. This commitment was terminated in January 2008;

b.
On June 15, 2007, Ameriwest entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on June 14, 2009. This commitment can be terminated by either party with 90 days’ written notice;

c.	Effective March 1, 2008, Ameriwest entered into a month-to-month lease agreement for office space, for monthly fees of $700.

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
We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our success is significantly dependent on a successful reorganization or acquisition of an existing business. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have incurred losses in prior periods and may incur losses in the future.
We incurred net losses of $1,307,997 for the period from January 3, 2001 (inception) to March 31, 2008. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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
The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.
The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

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
Although our common stock is quoted on the NASDAQ OTCBB under the symbol “AWEC,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Financial Condition as of March 31, 2008.

We reported total current assets of $327,360 at March 31, 2008, consisting of cash of $323,219 and prepaid expenses and deposits of $4,141. Total current liabilities reported of $1,193,939 consisted of $689,927 in accounts payable and accrued liabilities and of $504,012 in convertible notes and interest on convertible notes. We had a working capital deficiency of $866,579 at March 31, 2008.

Stockholders' equity increased from $470,139 at December 31, 2007 to $806,485 at March 31, 2008. This change is due to a net loss of $333,545 in the period, subscriptions received and the issuance of notes convertible into units of common stock.

We are currently an exploration stage company focused on the oil and gas industry, and evaluating opportunities for expansion within that industry through acquisition or other strategic relationships.

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

On August 24, 2007, we entered into an assignment agreement with Pin Petroleum Partners Ltd. (“Pin”), whereby Pin agreed to assign its rights and obligation under a certain letter of intent with Muddy Minerals, LLC (“Muddy”), to a property referred to as the South Glenrock “C” oil field, located in Converse County, Wyoming for the aggregate sum of $550,000. Under the terms of the letter of intent we assumed, we agreed to acquire the oil field, together with a 78% net royalty interest in the oil field for the aggregate sum of $5,000,000. In concert with our intention to focus our business endeavors on the U.S. oil and gas sector, we appointed a new President and director on August 24, 2007, and on August 28, 2007, we merged with and into our wholly owned subsidiary, Ameriwest Energy Corp. resulting in Ameriwest Energy Corp. being the surviving corporation. On March 19, 2008, we entered into an amendment agreement with Muddy whereby certain of our payment obligations were extended, including the final payment to Muddy of $3,250,000 to on or before June 1, 2008. Additionally, the parties agreed to extend the entering of a definitive agreement to on or before May 1, 2008.

On November 6, 2007, we signed a Letter of Intent with Geochem Exploration, LLC, a Wyoming limited liability company (“Geochem”) to acquire the right to purchase from Geochem, 100% working interest and 80% net royalty interest in the Skull Valley Prospect in Tooele County, Utah for the aggregate purchase price of $400,000. On March 14, 2007, we entered into an amendment agreement with Geochem whereby certain of our payment obligations were extended, including the final payment to Geochem of $200,000 to on or before May 15, 2008. Additionally, the parties agreed to extend the entering of a definitive agreement to on or before May 15, 2008.

On March 19, 2008, we entered into an exclusive option agreement with Hot Springs Resources, Ltd. to purchase certain assets of Hot Springs including (i) wells, well bores, leases, contracts, records, books, equipment, buildings, etc., and (ii) not less than a working interest of 95% at a 79.9% net revenue interest in certain acreage inside the Burch Ranch Unit, a working interest of 100% at an 82% net revenue interest in leases outside of the Burch Ranch Unit and all of Hot Springs’ interest in a leasehold attached to or held by unit, other formations and hydrocarbon substances, for the aggregate purchase price of $4,280,000 and the issuance of 400,000 shares of our common stock.

Subsequent to our quarter ended March 31, 2008, we entered into an exclusive option agreement with Alpha Development Corporation and JK Minerals, Inc. to purchase certain assets of its Cold Creek Unit and adjacent leases including (i) wells, well bores, casing, leases, contracts, hydrocarbon substances, records, books, documents, licenses, reports and data, tangible depreciable property and assets such as pumping units and all equipment used in the production of hydrocarbon substances at Cole Creek, and (ii) a working interest of about 35% at the net revenue interest that exists as of April 15, 2008, in all leases and wells in all formations that are below the base of the Shannon Formation, and the sellers’ working interest in all depths and formations from the surface to the base of the Shannon Formation (which was approximately 68% working interest at 77% net revenue interest when the sellers previously purchased that interest), for the aggregate purchase price of $10,000,000.

Cash and Cash Equivalents

As of March 31, 2008, we had cash of $323,219. As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

Other than completing our current acquisition transactions, we do not anticipate making any major purchases of capital assets in the next twelve months. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended December 31, 2007. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on April 15, 2008.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

During the year ended December 31, 2007, we effected a change in our business focus to the acquisition, exploration, development and production of oil and gas assets from the acquisition and development of mineral properties. Due to the significant changes, part of our results for the years ended December 31, 2007 and 2006 are likely to be in the future, reported as discontinued operations, and we believe that a comparison of results of operations for the three month periods ended March 31, 2008 and 2007 should not be relied on as an indication of future performance.

Comparison of Three month periods ended March 31, 2008 and March 31, 2007

General and administrative expenses

During the three month period ended March 31, 2008 we incurred total expenses of $333,545 as compared to $6,648 for the three month period ended March 31, 2007. These expenses were related mainly to executive compensation and to marketing and investor relations activities. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees, in addition to interest, accretion and discount on convertible notes.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early exploration stage.

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $323,219, and working capital deficiency of $866,579. During the three month period ended March 31, 2008, we funded our operations from the proceeds of private sales of equity and convertible notes. We are currently seeking a further financing and we believe that that will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the three month period ended March 31, 2008, we used net cash of $302,898 in operations. Net cash from operating activities reflected $6,214 in prepaid expenses and deposits and a decrease in accounts payable of $63,712. Investment activities used $304,128 of cash during the period, of which $300,600 was related to deferred acquisition costs

We raised $550,000 during the three month period ended March 31, 2008 from the proceeds of convertible notes, $380,000 from the issuance of common stock.

Our current cash requirements are significant due to contemplated acquisition and planned exploration and development of the various projects. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2008, as look to expand our asset base and fund exploration of our properties.

Recent Financings

Convertible notes - short term

On June 6, 2007, we received convertible loan proceeds of $66,946. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At March 31, 2008, we accrued $5,484 in interest in relation to the note.

On June 13, 2007, we received convertible loan proceeds of $150,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At March 31, 2008, we accrued $12,000 in interest in relation to the note.

On July 3, 2007, we received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. An amount of $68,489 was recorded on July 3, 2007 in additional paid-in capital, representing the relative fair value of the beneficial conversion feature in connection with the $100,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. At March 31, 2008, we accrued $7,452 in interest in relation to the note.

On August 16, 2007, we received loan proceeds of $30,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $20,804 was recorded on August 16, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $30,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. At March 31, 2008, we accrued $1,874 in interest in relation to the note.

On November 6, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $35,113 was recorded on November 6, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. At March 31, 2008, we accrued $2,000 in interest in relation to the note.

On November 20, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $34,952 was recorded on November 20, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. At March 31, 2008, we accrued $1,808 in interest in relation to the note.

On November 26, 2007, we received loan proceeds of $10,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $6,882 was recorded on November 26, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $10,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. At March 31, 2008, we accrued $345 in interest in relation to the note.

Convertible notes - long term
On October 2, 2007, we received loan proceeds of $500,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 833,333 shares of our common stock in connection with this note, expiring on October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At March 31, 2008, we accrued $14,877 in interest in relation to the note. The convertible note is presented net of a discount of $376,197 at March 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At March 31, 2008, we accreted $123,803 of the discount in relation to the note.

On March 3, 2008, we received loan proceeds of $50,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 83,333 shares of our common stock in connection with this note, expiring on March 3, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At March 31, 2008, we accrued $230 in interest in relation to the note. The convertible note is presented net of a discount of $25,888 at March 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At March 31, 2008, we accreted $1,033 of the discount in relation to the note.

On March 10, 2008, we received loan proceeds of $150,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 250,000 shares of our common stock in connection with this note, expiring on March 10, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At March 31, 2008, we accrued $518 in interest in relation to the note. The convertible note is presented net of a discount of $94,822 at March 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At March 31, 2008, we accreted $2,809 of the discount in relation to the note.

On March 17, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on March 17, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At March 31, 2008, we accrued $230 in interest in relation to the note. The convertible note is presented net of a discount of $44,257 at March 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At March 31, 2008, we accreted $865 of the discount in relation to the note.

On March 25, 2008, we received loan proceeds of $250,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 416,667 shares of our common stock in connection with this note, expiring on March 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At March 31, 2008, we accrued $247 in interest in relation to the note. The convertible note is presented net of a discount of $119,229 at March 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At March 31, 2008, we accreted $988 of the discount in relation to the note.

Subsequent to March 31, 2008, on April 15, 2008, we received loan proceeds of $300,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 500,000 shares of our common stock in connection with this note, expiring on April 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

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

On March 19, 2008, we issued and sold 666,668 units of our securities at a price of $0.60 per unit, for net proceeds of $400,000. Each unit consist of one share of our common stock and one share purchase warrant, each warrant is exercisable at $0.60 for the first year and at $0.90 for the second year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-K.

ITEM 3. CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based primarily upon our lack of appropriate resources dedicated to timely information processing and reporting.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Subsequent to our quarter ended March 31, 2008, on April 16, 2008, we entered into a settlement agreement with First Clearing, LLC, Fordham Financial Management, Inc., Penson Financial Services Canada and Penson Financial Services, Inc. whereby Penson Financial Services Canada agreed to deliver 221,000 overdelivered shares to Fordham Financial Management, Inc. Additionally, we dismissed all remaining parties from the lawsuit.

ITEM 6. EXHIBITS.

Exhibit Index

3.1	Articles of Incorporation, as amended (incorporated by reference from Form SB-2 filed on February 1, 2005, Form 8-K filed on June 19, 2007, and Form 8-K filed on August 27, 2007)

3.2	Bylaws (incorporated by reference from Form SB-2 filed on February 1, 2005)

10.1	Settlement Agreement dated January 14, 2008 with PI Financial Corporation (incorporated by reference from Form 10-K filed on April 15, 2008)

10.2	Settlement Agreement dated January 23, 2008 with Penson Financial Services Canada and Brockington Securities, Inc. (incorporated by reference from Form 10-K filed on April 15, 2008)

10.3	Settlement Agreement dated January 23, 2008 with Penson Financial Services Canada and Private Equity Securities, Inc. (incorporated by reference from Form 10-K filed on April 15, 2008)

10.4	Finder’s Fee Agreement dated March 1, 2008 with Coast Capital LLC (incorporated by reference from Form 10-K filed on April 15, 2008)

10.5	Exclusive Option to Purchase dated March 19, 2008 with Hot Springs Resources, Ltd. (incorporated by reference from Form 8-K filed on March 19, 2008)

10.6	Exclusive Option to Purchase dated April 15, 2008 (incorporated by reference from Form 8-K filed on April 17, 2008)

10.7	Settlement Agreement dated April 16, 2008 with Penson Financial Services Canada, Fordham Financial Management, Inc., First Clearing LLC and Penson Financial Services, Inc.

31.1	Section 302 Certification - Principal Executive Officer

31.2	Section 302 Certification - Principal Financial Officer and Principal Accounting Officer

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15 day of May, 2008.

Ameriwest Energy Corp.

Date: May 15, 2008
	By:	/s/ Walter Merschat
Walter Merschat
President