Form 10-Q
period 2008-06-30
AMERIWEST ENERGY CORP.
filed 2008-08-19
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-52034

Ameriwest Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0359930
(State of incorporation)	(I.R.S. Employer Identification No.)

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
☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2008
Common stock, $.001 par value	[54,278,002]

AMERIWEST ENERGY CORP.
FORM 10-Q

June 30, 2008

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1.
Financial Statements	4

Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	5

Statements of Operations for the three and six month periods ended June 30, 2008 and 2007 and for the period from January 3, 2001 (inception) to June 30, 2008 (Unaudited).	6

Statements of Stockholders’ Equity for the period from January 3, 2001 (inception) to June 30, 2008 (Unaudited).	7

Statements of Cash Flows for the six month periods ended June 30, 2008 and 2007 and for the period from January 3, 2001 (inception) to June 30, 2008 (Unaudited).	8

Notes to Interim Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Conditions and Plan of Operation	18

Item 3. Qualitative Disclosures about Market Risks	27

Item 4. Controls and Procedures	27

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

Signature Page	30

Certifications	31

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ameriwest Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS

Current
Cash	$202,147	$245
Restricted cash	9,576	-
Receivable	51,584	-
Prepaid expenses and deposit	38,441	10,355
Total current assets	301,748	10,600

Furniture & equipment, net	4,732	-

Oil and gas interests	400,110	-
Deferred financing costs	10,000	-
Deferred acquisition costs	2,521,706	1,758,653

Total assets	$3,238,296	$1,769,253

LIABILITIES and SHAREHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$673,904	$753,640
Due to related parties	36,875	-
Interest on convertible notes	82,926	26,968
Current portion of convertible notes, net of discount	456,946	456,946

Total current liabilities	1,250,651	1,237,554

Long term portion of convertible notes, net of discount	$668,914	$61,560

STOCKHOLDERS' EQUITY

Capital stock 720,000,000 common stock authorized, $0.001 par value
54,278,002 and 53,611,334 shares outstanding at June 30, 2008 and December 31, 2007, respectively	54,278	53,611
Additional paid-in capital	2,975,214	1,390,980
Deficit accumulated during exploration stage	(1,710,761)	(974,452)

Total stockholders' equity	1,318,731	470,139

Total liabilities and stockholders' equity	$3,238,296	$1,769,253

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
(An Exploration Stage Company)
Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
And for the Period from January 3, 2001 [Inception] to June 30, 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from January 3, 2001 [Inception] to
	2008	2007	2008	2007	June 30, 2008

Expenses
Contribution rent	-	-	-	1,650	41,250
Contribution services	-	3,500	-	5,534	45,621
Executive compensation	33,125	6,274	48,125	6,274	97,339
Acquisition and exploration costs	-	-	-	-	201,695
Marketing and investor relations	69,998	13,360	139,384	13,360	287,660
Organization costs	-	-	-	-	1,845
Office, general and administrative expenses	34,485	2,698	73,476	2,924	116,839
Professional fees	79,978	2,748	174,611	5,486	363,031
Net income (loss) from operations	(217,586)	(28,580)	(435,596)	(35,228)	(1,155,280)

Interest, accretion of discount and beneficial conversion on convertible notes	(130,178)	(1,139)	(218,213)	(1,139)	(472,981)
Financing costs	(55,000)	-	(82,500)	-	(82,500)
Net loss for the period	(402,764)	$(29,719)	$(736,309)	$(36,367)	$(1,710,761)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	54,278,002	52,792,800	53,990,709	49,886,400

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
(An Exploration Stage Company)
Statement of Shareholders' Equity (Deficit)
For the period from January 3, 2001 [Inception] to June 30, 2008
(Unaudited)

			Additional	Deficit Accumulated during	Total
	Common Stock		Paid-In	Exploration	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders	11,340,000	11,340	(7,840)		3,500
Contributed rent and services			12,862		12,862
Net loss for the year				(21,666)	(21,666)
Balance, December 31, 2001	11,340,000	11,340	5,022	(21,666)	(5,304)
Contributed rent and services			13,028		13,028
Net loss for the year				(20,138)	(20,138)
Balance, December 31, 2002	11,340,000	11,340	18,050	(41,804)	(12,414)
Contributed rent and services			13,050		13,050
Net loss for the year				(15,961)	(15,961)
Balance, December 31, 2003	11,340,000	11,340	31,100	(57,765)	(15,325)
Stock issued for cash at $0.01, net of offering costs of $2,500	32,400,000	32,400	(24,900)		7,500
Stock issued for cash at $0.10, net of offering costs of $2,500	3,240,000	3,240	4,260		7,500
Contributed rent and services			13,057		13,057
Net loss for the year				(28,666)	(28,666)
Balance, December 31, 2004	46,980,000	46,980	23,517	(86,431)	(15,934)
Contributed rent and services			13,567		13,567
Net loss for the year				(37,600)	(37,600)
Balance, December 31, 2005	46,980,000	46,980	37,084	(124,031)	(39,967)
Contributed rent and services			14,123		14,123
Net loss for the year				(35,070)	(35,070)
Balance, December 31, 2006	46,980,000	46,980	51,207	(159,101)	(60,914)
Contributed rent and services			7,184		7,184
Stock issued for cash at $0.01	5,548,000	5,548	49,932		55,480
Stock issued for cash to related parties at $0.001	26,000,000	26,000			26,000
Discounts and beneficial conversion features on convertible notes			666,240		666,240
Stock returned to treasury	(26,000,000)	(26,000)			(26,000)
Stock issued for cash at $0.60, net of offering costs of $32,500	1,083,334	1,083	616,417		617,500
Net loss for the year				(815,351)	(815,351)
Balance, December 31, 2007	53,611,334	53,611	1,390,980	(974,452)	470,139
Stock issued for cash at $0.60, net of offering costs of $20,000	666,668	667	379,333		380,000
Discounts and beneficial conversion features on convertible notes			1,204,901		1,204,901
Net loss for the period				(736,309)	(736,309)
Balance, June 30, 2008	54,278,002	54,278	2,975,214	(1,710,761)	1,318,731

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
And for the Period from January 3, 2001 [Inception] to June 30, 2008
(Unaudited)

	Six Months Ended June 30,		Cumulative from January 3, 2001 [Inception] to June 30, 2008
	2008	2007

Cash Flows from (used in) Operating Activities
Net loss from operations	$(736,309)	$(36,367)	$(1,710,761)
Items not affecting cash:
- write-off of deferred acquisition costs	-	-	183,230
- contributed rent and services	-	7,184	86,871
- interest and amortization of discounts on convertible notes	218,213	1,139	472,981
- depreciation	266	-	266
Changes in non-cash working capital balances related to operations:
- prepaid expenses and deposits	(28,086)	(20,325)	(38,441)
- receivable	(51,584)	-	(51,584)
- due to related parties	36,875		36,875
- accounts payable and accrued expenses	(79,736)	(18,461)	673,904

Cash Flows Provided by (Used in) - Operating Activities	(640,361)	(66,830)	(346,659)

Cash flows from (used in) Investing Activities
Acquisition of furniture and equipment	(4,998)	-	(4,998)
Acquisition of oil and gas interests	(400,110)	-	(400,110)
Cash refunded for deferred acquisition costs	9,576	-	35,576
Deferred acquisition costs	(782,205)	(169,230)	(2,750,088)

Cash Flows Provided by (Used in) - Investing Activities	(1,177,737)	(169,230)	(3,119,620)

Cash flows from Financing Activities
Proceeds from convertible notes	1,650,000	216,943	2,606,946
Proceeds from related party debt	-	(36,047)	-
Deferred financing costs	(10,000)	-	(10,000)
Cash overdraft	-	(68)	-
Proceeds from issue of common stock	380,000	55,480	1,071,480

Cash Flows Provided by (Used in) - Financing Activities	2,020,000	236,308	3,668,426

Net increase (decrease) in cash	201,902	248	202,147

Cash, beginning of period	245	-	-

Cash, end of period	$202,147	$248	$202,147

SUPPLEMENTAL CASH DISCLOSURES

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2008
(Unaudited)

1.	Basis of presentation

The accompanying unaudited interim financial statements of Ameriwest Energy Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) contained in Ameriwest’s Annual Report filed with the SEC on Form 10KSB, and should be read in conjunction with the audited financial statements for the year ended December 31, 2007 and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that Ameriwest will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should Ameriwest be unable to continue as a going concern. At June 30, 2008, Ameriwest has not yet achieved profitable operations, has accumulated losses of $1,710,761 since its inception, has a working capital deficiency of $948,903 and expects to incur further losses in the development of its business, all of which casts substantial doubt about Ameriwest’s ability to continue as a going concern. Ameriwest’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

3.	Summary of significant accounting policies
The accounting policies adopted by Ameriwest are set out in note 2 to the audited financial statements for the year ended December 31, 2007 and have been consistently followed in the preparation of these quarterly financial statements except that the Company has adopted the following policies effective January 1, 2008.

a. Restricted cash
Restricted cash consists of overriding royalty amounts due to interest holders that are currently unclaimed and/or unreachable.

b. Deferred financing costs
Costs directly associated with issuance of equity are deferred until Ameriwest has issued the shares of common stock.

c. Full cost method
Ameriwest uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs excluded
Properties and equipment include costs that are excluded from costs being depreciated or amortized. Oil and gas costs excluded represent investments in unproved properties and major development projects in which we own a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. Ameriwest excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred.

The amount of any impairment is transferred to the capitalized costs being amortized (the depletion, depreciation and amortization) or a charge is made against earnings for those international operations where a reserve base has not yet been established. Impairments transferred to the depletion, depreciation and amortization increase the depletion, depreciation and amortization rate for that country. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Ceiling test
The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2008, we have capitalized $400,110 in oil and gas properties, which is subject to the ceiling test for impairment. At June 30, 2008, there was no impairment indicated.

4.	Furniture and equipment

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

Computer equipment	25% per annum
Furniture and equipment	25% per annum

Additions are depreciated at half the annual rate in the year of acquisition. Depreciation expense for the three and six months ended June 30, 2008 was $156 and $266, respectively.

At June 30, 2008 and December 31, 2007, Ameriwest had the following assets:
	June 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net

Furniture	$4,998	$266	$4,732	$-	$-	$-

5.	Oil and gas interests

a.	Skull Valley, Utah
On May 30, 2008, Ameriwest entered into a Purchase and Sale Agreement with Geochem Exploration, LLC, which was based on a Letter of Intent dated November 6, 2007, as amended on March 14, 2008. Ameriwest acquired an undivided working interest and an eighty percent (80%) net royalty interest in and to the Skull Valley Prospect in Tooele County, Utah, in consideration for an aggregate sum of $400,000, paid as follows:

i.	$100,000 paid on November 29, 2007;
ii.	$300,000 paid on May 16, 2008.

Pursuant to SEC Regulation S-X Rule 3-05 and 11-01 and ETIF 98-3: Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, Ameriwest determined that the acquisition did not constitute a business combination. The Skull Valley Prospect was a non-producing asset and not in the development stage. As such, the transaction is treated as an acquisition of assets.

As June 30, 2008, Ameriwest had incurred $110 in deferred exploration costs associated with authorization for expenditures work (“AFE”). This sum, in addition to the $400,000 of acquisition costs, is included in oil and gas interests on the balance sheet.

Deferred Acquisition Costs – Potential Acquisitions

a.	South Glenrock C Field, Wyoming
On August 24, 2007 and as amended on March 19, 2008 and May 31, 2008, Ameriwest entered into letter of intent with Pin Petroleum Partners Ltd and Muddy Minerals, LLC, to acquire a 99.5% working interest together with a 78% net royalty interest in the property referred to as the South Glenrock “C” Oil Field, located in Converse County, Wyoming, for the aggregate sum of $5,000,000, payable to Muddy as follows:

i.	$500,000 payable on or before July 15, 2007 (paid by Pin on behalf of Ameriwest);
ii.	$500,000 payable on or before September 1, 2007 (paid);
iii.	$750,000 payable on or before October 1, 2007 (paid);
iv.	$3,250,000 payable on or before September 1, 2008

Most of the oil and gas properties which are the subject of the letter of intent are non-producing. In addition, Ameriwest will pay to Muddy $300,000 as consideration for providing an extension on the payment dates as well as for interest on the balance due. The terms of the acquisition, as amended, are subject to the parties entering into a definitive agreement on or before September 1, 2008. Since the parties have not yet entered into a definitive agreement, Ameriwest has not recorded obligations or accruals totaling $3,550,000, representing the unpaid amounts pursuant to the letter of intent, as amended.

Ameriwest has accrued $550,000 payable to Pin pursuant to this agreement.

Effective May 1, 2008, Muddy has assigned its revenues from production to Ameriwest. These revenues, amounting to $61,160, are presented as a reduction to the deferred exploration costs associated with the preparation of reservoir evaluation.

On May 6, 2008, Ameriwest posted a $100,000 reclamation bond with the Office of State Lands and Investments of Wyoming. The funds are being held in trust by the State, accruing interest at 1.23% per annum. This amount is included as deferred exploration costs since Ameriwest has not yet completed the acquisition of the South Glenrock C Field.

As of June 30, 2008, net deferred exploration costs of $157,467 are included in deferred acquisition costs on the balance sheet since the parties have not yet entered into a definitive agreement.

b.	Burke Ranch, Wyoming
On March 19, 2008, Ameriwest entered into an option agreement with Hot Springs Resources, Ltd., to purchase certain assets of Hot Springs, including: (i) wells, well bores, leases, contracts, records, books, equipment, buildings, etc., and (ii) not less than a working interest of 95% at a 79.9% net revenue interest in certain acreage inside the Burke Ranch Unit, a working interest of 100% at a 82% net revenue Interest in leases outside of the Burke Ranch Unit and all of Hot Springs’ interest in a leasehold attached to or held by Unit, other formations and hydrocarbon substances, for the issuance of 400,000 shares of common stock and the aggregate sum of $4,280,000, payable as follows:

1.	$50,000 payable upon execution of option agreement(paid);
2.	$50,000 payable on or before May 18, 2008 (paid);
3.	$4,180,000 payable within 45 days after the exercise of Ameriwest’s option, concurrent with the issuance of the 400,000 shares.

All of the oil and gas properties which are the subject of the option agreement are non-producing. Upon its expiration on July 17, 2008, Ameriwest may extend this option for an additional 60 calendar days in consideration for $100,000 (subsequent to quarter end, on July 17, 2008, the option was extended and the fees for the extension were paid), and for 2 additional 30 calendar days periods in consideration of $100,000 for each additional 30 calendar day period, with half the option extension fees creditable against the purchase price.

As of June 30, 2008, the first two payments of $50,000 each have been made to Hot Springs pursuant to the option agreement. Ameriwest had incurred $870 in deferred exploration costs associated with legal work. These costs are included in deferred acquisition costs on the balance sheet since Ameriwest has not yet exercised its option.

c.	Cole Creek, Wyoming
On April 15, 2008, and as amended on June 25, 2008, Ameriwest entered into an exclusive option agreement with Alpha Development Corporation and JK Minerals, Inc. (collectively, “Alpha”) to purchase certain assets of Alpha, including: (i) wells, well bores, leases, contracts, records, books, equipment, buildings, etc., of the Cole Creek Unit and adjacent leases; and (ii) Alpha’s working and net revenue interests in and to all formations that are below the base of the Shannon Formation, for the aggregate purchase price of $10,000,000. Most of the oil and gas properties which are the subject of the option agreement are non-producing.

In consideration for the option, Ameriwest agreed to pay option fees of $400,000, payable as follows:
i.	$200,000 payable on April 15, 2008 (paid);
ii.	$200,000 payable on June 16, 2008 (paid);
iii.	$200,000 payable on August 18, 2008 (paid);
iv.	$150,000 payable on September 17, 2008.

Upon the expiration of the second option period on August 18, 2008 (Subsequent to quarter end, on August 15, 2008, the option was extended, and the extension fees were paid), Ameriwest may extend this option for an additional 30 calendar days in consideration for $200,000. Upon the expiration of the extension of the second option period, Ameriwest may extend the closing date from September 17, 2008 to October 30, 2008 in consideration for $150,000.

As of June 30, 2008, Ameriwest had incurred $62,942 in deferred exploration costs associated with reservoir valuation. These costs are included in deferred acquisition costs on the balance sheet since Ameriwest has not yet exercised its option.

If Ameriwest does not exercise the option by the anticipated closing date of October 30, 2008, all the payments, including any extension payments will be forfeited and retained by Alpha.

6.	Convertible notes

a.	Short term convertible notes
Short term convertible notes payable as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
Description	2008	2007

Convertible note payable originating in October 2007 with an original principal amount of $500,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued a warrant to purchase 833,333 shares of its common stock in connection with this note, expiring October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	$456,946	456,946
Less: discount attributable to warrants and beneficial conversion feature	(155,202)	(166,240)
Add: Accretion of discount	155,202	166,240
Carrying value of long-term convertible notes	$456,946	456,946

At June 30, 2008, Ameriwest accrued 42,356 of interest in relation to these notes.

b.	Long-term convertible notes
Long term convertible notes payable as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
Description	2008	2007

Convertible note payable originating in 2007 with an original principal amount of $500,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued a warrant to purchase 833,333 shares of its common stock in connection with this note, expiring October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	$500,000	$500,000
Convertible notes payable originating in 2008 with original principal amounts totalling $1,650,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued warrants to purchase 2,750,001 shares of its common stock in connection with these notes, which start to expire in March 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	1,650,000	-
Less: Discount attributable to warrants and beneficial
conversion feature	(1,715,940)	(500,000)
Add: Accretion of discount Carrying value of long-term convertible notes	234,854	61,560
Carrying value of long-term convertible notes	$668,914	$61,560

During the quarter ended June 30, 2008, Ameriwest made change in some estimates of expected weighted average life and volatility to compute the relative fair value assigned to the beneficial conversion feature of the warrants issued with the convertible notes. These changes in estimates, along with the adoption of the effective interest method over the straight line method to amortize the discount over the life of the convertible notes resulted in a reduction of $99,542 in discount charged to interest expense for the previous periods. At June 30, 2008, Ameriwest accrued $40,570 in interest in relation to these notes.

Ameriwest evaluated the detachable warrants issued or issuable pursuant to these long term convertible notes, and concluded that they do not meet the definition of a derivative instrument under SFAS 133 Accounting for Derivative Instruments and Hedging Activities.

c.	Subsequent issuances

Subsequent to June 30, 2008, on July 16, 2008, Ameriwest issued a convertible note in the principal amount of $100,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued warrants to purchase 166,667 shares of its common stock in connection with these notes, expiring in July 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

Subsequent to June 30, 2008, on July 25, 2008, Ameriwest issued a convertible note in the principal amount of $100,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued warrants to purchase 166,667 shares of its common stock in connection with these notes, expiring in July 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

7.	Capital stock

a.	Common stock with warrants`

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
On March 3, 2008 Ameriwest received convertible loan proceeds of $50,000, and issued 83,334 warrants in connection with this note, expiring March 3, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $50,000 convertible note and corresponding issuance of 83,334 warrants based on the fair value of $29,007 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 122.57%; ii) risk free interest rate of 1.74%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $18,357 and the relative fair value assigned to the beneficial conversion feature amounted to $31,643.

On March 10, 2008 Ameriwest received convertible loan proceeds of $150,000, and issued 250,000 warrants in connection with this note, expiring March 10, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $150,000 convertible note and corresponding issuance of 250,000 warrants based on the fair value of $94,956 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 122.57%; ii) risk free interest rate of 1.46%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $58,147 and the relative fair value assigned to the beneficial conversion feature amounted to $91,853.

On March 17, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring March 17, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667 warrants based on the fair value of $53,868 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 122.57%; ii) risk free interest rate of 1.32%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $35,009 and the relative fair value assigned to the beneficial conversion feature amounted to $64,991.

On March 25, 2008 Ameriwest received convertible loan proceeds of $250,000, and issued 416,667 warrants in connection with this note, expiring March 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $250,000 convertible note and corresponding issuance of 416,667 warrants based on the fair value of $138,268 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 122.57%; ii) risk free interest rate of 1.64%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $89,029 and the relative fair value assigned to the beneficial conversion feature amounted to $160,971.

On April 15, 2008 Ameriwest received convertible loan proceeds of $300,000, and issued 500,000 warrants in connection with this note, expiring April 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $300,000 convertible note and corresponding issuance of 500,000 warrants based on the fair value of $194,067 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 129.54%; ii) risk free interest rate of 1.84%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $117,838 and the relative fair value assigned to the beneficial conversion feature amounted to $182,162.

On May 12, 2008 Ameriwest received convertible loan proceeds of $300,000, and issued 500,000 warrants in connection with this note, expiring May 12, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $300,000 convertible note and corresponding issuance of 500,000 warrants based on the fair value of $174,040 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 129.54%; ii) risk free interest rate of 2.30%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $110,143 and the relative fair value assigned to the beneficial conversion feature amounted to $189,857.

On May 15, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring May 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667 warrants based on the fair value of $59,422 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 129.54%; ii) risk free interest rate of 2.45%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $37,274 and the relative fair value assigned to the beneficial conversion feature amounted to $62,726.

On June 2, 2008 Ameriwest received convertible loan proceeds of $400,000, and issued 666,667 warrants in connection with this note, expiring June 2, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $400,000 convertible note and corresponding issuance of 666,667warrants based on the fair value of $276,313 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 129.54%; ii) risk free interest rate of 2.51%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $163,423 and the relative fair value assigned to the beneficial conversion feature amounted to $236,577.

At June 30, 2008, 5,333,337 warrants were outstanding, as follows:
	# of Warrants Issued	Expiry	Exercise Price	Number Outstanding as at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Issued, October 2, 2007	8 33,333	2-Oct-08	$0.60	833,333	0 .04	$0.60
Issued, October 7, 2007	1 ,083,334	7-Oct-08	$0.60	1,083,334	0 .06	$0.60

Balance, December 31, 2007	1 ,916,667			1,916,667
Issued, March 3, 2008	83,334	3-Mar-09	$0.60	83,334	0.01	$0.60
Issued, March 10, 2008	2 50,000	10-Mar-09	$0 .60	250,000	0 .03	$0.60
Issued, March 17, 2008	1 66,667	17-Mar-09	$0 .60	166,667	0 .02	$0.60
Issued, March 19, 2008	6 66,668	19-Mar-09	$0 .60	666,668	0 .09	$0.60
Issued, March 25, 2008	4 16,667	25-Mar-09	$0 .60	416,667	0 .06	$0.60
Issued, April 15, 2008	5 00,000	15-Apr-09	$0 .60	500,000	0 .07	$0.60
Issued, May 12, 2008	5 00,000	12-May-09	$0 .60	500,000	0 .08	$0.60
Issued, May 15, 2008	1 66,667	15-May-09	$0 .60	166,667	0 .03	$0.60
Issued, June 2, 2008	6 66,667	2-Jun-09	$0 .60	666,667	0 .12	$0.60

Balance, June 30, 2008	5 ,333,337			5,333,337

c.	Net loss per common share
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted- average number of common and common equivalent shares outstanding during the period. For the six month periods ended June 30, 2008 and 2007 and the period from January 3, 2001 [Inception] to June 30, 2008, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. The amounts of common equivalent shares outstanding at each period end are as follows:

	June 30, 2008	June 30, 2007

Securities convertible into shares of common sotck, not used because the effect would be anti-dilutive:

Stock warrants related to private equity placements	2,583,335	-
Stock warrants related to convertible notes placements	2,750,001	-
Common stock issuable upon conversion of convertible notes	4,483,120	363,475
Stock warrants related to conversion of convertible notes placements	832,170	363,475
	10,648,626	726,950

8.	Related party transactions

a.	Pursuant to a management services agreement, Ameriwest paid $7,500 to a former officer and director during the six month period ended June 30, 2008. This agreement was terminated in February 2008;

b.
Pursuant to a month-to-month verbal agreement, Ameriwest incurred $17,500 in management fees to an officer and director. This amount was due at June 30, 2008, and is included in current liabilities on the balance sheet;

c.
Pursuant to a month-to-month verbal agreement, Ameriwest incurred $17,500 in management fees to a director. This amount was due at June 30, 2008 and is included in current liabilities on the balance sheet;

d.
Pursuant to an employment agreement effective June 5, 2008, Ameriwest incurred $5,625 in executive compensation to an officer. Of this amount, $1,875 was due at June 30, 2008, and is included in current liabilities on the balance sheet;

e.	On March 19, 2008, Ameriwest signed a letter of intent with Hot Springs Resources, Ltd., a company whose assets are partially owned by Ameriwest’s President and a director;

f.
On April 15, 2008 and as amended on June 25, 2008, Ameriwest signed an exclusive option to purchase assets with Alpha Development Corporation and JK Minerals, Inc. Such assets are partially owned by one of Ameriwest’s directors;

g.	On May 30, 2008 Ameriwest signed a Purchase and Sale Agreement with Geochem Exploration, LLC, a company solely owned by Ameriwest’s President.

9.	Commitments

a.
On June 15, 2007, Ameriwest entered into a one year contract for marketing and communications consulting services. In consideration, the Company paid a monthly retainer of $5,000. This commitment was terminated in January 2008;

b.
On June 15, 2007, Ameriwest entered into a contract for investor relations services requiring the payment of $10,000 per month, expiring on June 14, 2009. This commitment can be terminated by either party with 90 days’ written notice;

c.	Effective March 1, 2008, Ameriwest entered into a month-to-month lease agreement for office space, for monthly fees of $700.

10.	Legal proceedings

On or about September 28, 2007, Ameriwest filed a complaint in the Second Judicial District Court of the State of Nevada against Penson Financial Services Canada, PI Financial Corporation, Haywood Securities, Inc., Raymond James, Inc., Westminster Securities Corporation, Pershing LLC, Merrill Lynch & Co., Inc., The Hill Thompson Group, Ltd., Private Equity Securities, Inc., Brokington Securities, Inc., Fordham Financial Management, Inc., Legent Clearing, LLC, First Clearing, LLC, The Depository Trust Company (“DTC”) and National Securities Clearing Corporation (“NSCC”) for declaratory and injunctive relief. On or about May 4, 2007, Ameriwest announced a 3.6 to 1 forward stock split for stockholders of record and on May 14, 2007, Ameriwest’s transfer agent filed a verification form with NASDAQ verifying the stock split and issued post-split stock certificates. On or about June 12, 2007, Ameriwest amended its Articles of Incorporation changing its name from “Henley Ventures, Inc.” to “South Sea Energy Corporation.” On June 29, 2007 NASDAQ announced a 3.6 to 1 forward stock split for Ameriwest’s shares with a record date of July 2, 2007 along with the name change. As a result of such announcement and despite the stock split already having occurred prior to such announcement by NASDAQ, DTC and/or NSCC made the announcement of the stock split to First Clearing and Legent. First Clearing and Legent then forward split Ameriwest’s shares again 3.6 to 1 which resulted in overdeliveries of Ameriwest’s shares to various purchasers. Ameriwest has knowledge and believe that over 90% of the overdelivered shares are being held by various purchasers in their unclaimed suspense accounts. Ameriwest filed an action for declaratory and injunctive relief to cause the overdelivered shares to be returned to their rightful owners, and for all relevant parties to correct their respective ledger accounts.

On April 16, 2008, Ameriwest entered into a settlement agreement with First Clearing, LLC, Fordham Financial Management, Inc., Penson Financial Services Canada and Penson Financial Services, Inc. whereby Penson Financial Services Canada agreed to deliver 221,000 overdelivered shares to Fordham Financial Management, Inc. Additionally, Ameriwest dismissed all remaining parties from the lawsuit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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
We incurred net losses of $1,710,761 for the period from January 3, 2001 (inception) to June 30, 2008. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Even if we are able to find and develop oil and gas fields, the potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

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

The marketability of oil and gas resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.
The marketability of oil and gas resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in pricing and demand, the proximity and capacity of resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

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
We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending December 31, 2009. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

On August 24, 2007, we entered into an assignment agreement with Pin Petroleum Partners Ltd. (“Pin”), whereby Pin agreed to assign its rights and obligation under a certain letter of intent with Muddy Minerals, LLC (“Muddy”), to a property referred to as the South Glenrock “C” oil field, located in Converse County, Wyoming for the aggregate sum of $550,000. Under the terms of the letter of intent we assumed, we agreed to acquire the oil field, together with a 78% net royalty interest in the oil field for the aggregate sum of $5,000,000. In concert with our intention to focus our business endeavors on the U.S. oil and gas sector, we appointed a new President and director on August 24, 2007, and on August 28, 2007, we merged with and into our wholly owned subsidiary, Ameriwest Energy Corp. resulting in Ameriwest Energy Corp. being the surviving corporation. On May 31, 2008, we entered into an amendment agreement with Muddy whereby we agreed to amend the terms of the letter of intent as follows: (i) extend the closing date to September 1, 2008; (ii) $1,750,000 that has been paid to Muddy is non-refundable and deemed earned by Muddy and shall be credited toward the purchase price at closing; and (iii) in consideration for extending the closing date, the we have agreed to pay Muddy two additional payments in the amounts of $194,575.34 and $105,424.66, respectively.

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

On April 15, 2008, we entered into an exclusive option agreement with Alpha Development Corporation and JK Minerals, Inc. (“Optionors”) to purchase certain assets of its Cold Creek Unit and adjacent leases including (i) wells, well bores, casing, leases, contracts, hydrocarbon substances, records, books, documents, licenses, reports and data, tangible depreciable property and assets such as pumping units and all equipment used in the production of hydrocarbon substances at Cole Creek, and (ii) a working interest of about 35% at the net revenue interest that exists as of April 15, 2008, in all leases and wells in all formations that are below the base of the Shannon Formation, and the sellers’ working interest in all depths and formations from the surface to the base of the Shannon Formation (which was approximately 68% working interest at 77% net revenue interest when the sellers previously purchased that interest), for the aggregate purchase price of $10,000,000. On June 25, 2008, we entered into an amendment agreement with Optionors whereby Optionors agreed to extend the closing of the transaction to October 30, 2008 provided that we made payments of $200,000 to Optionors no later than August 18, 2008 and $150,000 no later than September 17, 2008. In the event we do not exercise the option, such extension payments totaling $350,000 shall be forfeited and retained by Optionors.

On May 1, 2008, we became the official operator of record for the South Glenrock "C" oil field and pursuant to an Assignment of Revenues with Muddy, received the right to all production revenues from the field.

On May 30, 2008 we entered into a Purchase and Sale Agreement with Geochem Exploration, LLC, a Wyoming limited liability company (“Geochem”) and acquired from Geochem, 100% working interest and 80% net royalty interest in the Skull Valley Prospect in Tooele County, Utah for the aggregate purchase price of $400,000.

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

Loss per share
In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during all periods has been retroactively restated to reflect the following:
i.	A forward stock split of 9 new shares for one old share, effective November 10, 2006;
ii.	A forward stock split of 3.6 new shares for one old share, effective May 4, 2007.

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

Full cost method
Ameriwest uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

Costs excluded
Properties and equipment include costs that are excluded from costs being depreciated or amortized. Oil and gas costs excluded represent investments in unproved properties and major development projects in which we own a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. Ameriwest excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred.

The amount of any impairment is transferred to the capitalized costs being amortized (the depletion, depreciation and amortization) or a charge is made against earnings for those international operations where a reserve base has not yet been established. Impairments transferred to the depletion, depreciation and amortization increase the depletion, depreciation and amortization rate for that country. For international operations where a reserve base has not yet been established, an impairment requiring a charge to earnings may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Ceiling test
The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2008, we have capitalized $400,110 in oil and gas properties, which is subject to the ceiling test for impairment. At June 30, 2008, there was no impairment indicated.

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

During the year ended December 31, 2007, we effected a change in our business focus to the acquisition, exploration, development and production of oil and gas assets from the acquisition and development of mineral properties. Due to the significant changes, part of our results for the years ended December 31, 2007 and 2006 are likely to be in the future reported as discontinued operations, and we believe that a comparison of results of operations for the three and six month periods ended June 30, 2008 and 2007 should not be relied on as an indication of future performance.

Comparison of Three and Six month periods ended June 30, 2008 and June 30, 2007

General and administrative expenses

During the three and six month periods ended June 30, 2008, we incurred total expenses of $402,764 and $736,309, respectively, as compared to $29,719 and $36,367, respectively, for the three and six month periods ended June 30, 2007. These expenses were related mainly to executive compensation and to marketing and investor relations activities. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees, in addition to interest, accretion and discount on convertible notes.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early exploration stage.

Liquidity and Capital Resources

As of June 30, 2008, we had cash of $202,147, and working capital deficiency of $948,903. During the six month period ended June 30, 2008, we funded our operations from the proceeds of private sales of equity and convertible notes. We are currently seeking further financing and we believe that that will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six month period ended June 30, 2008, we used net cash of $640,361 in operations. Net cash from operating activities reflected $28,086 in prepaid expenses and deposits and a decrease in accounts payable of $42,861. Investment activities used $1,177,737 of cash during the period, of which $782,205 was related to deferred acquisition costs, and $400,110 to the acquisition of an oil and gas asset.

We raised $1,650,000 during the six month period ended June 30, 2008 from the proceeds of convertible notes and $380,000 from the issuance of common stock.

Our current cash requirements are significant due to contemplated acquisition and planned exploration and development of the various projects. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2008, as look to expand our asset base and fund exploration of our properties.

Recent Financings

Convertible notes – short term
On June 6, 2007, we received convertible loan proceeds of $66,946. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $7,153 in interest in relation to the note.

On June 13, 2007, we received convertible loan proceeds of $150,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $15,740 in interest in relation to the note.

On July 3, 2007, we received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. An amount of $68,489 was recorded on July 3, 2007 in additional paid-in capital, representing the relative fair value of the beneficial conversion feature in connection with the $100,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $4,381, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At June 30, 2008, we accrued $9,945 in interest in relation to the note.

On August 16, 2007, we received loan proceeds of $30,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $20,804 was recorded on August 16, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $30,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $1,387, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At June 30, 2008, we accrued $2,622 in interest in relation to the note.

On November 6, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $35,113 was recorded on November 6, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $2,450, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At June 30, 2008, we accrued $3,247 in interest in relation to the note.

On November 20, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $34,952 was recorded on November 20, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $2,380, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At June 30, 2008, we accrued $3,055 in interest in relation to the note.

On November 26, 2007, we received loan proceeds of $10,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $6,882 was recorded on November 26, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $10,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $440, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At June 30, 2008, we accrued $595 in interest in relation to the note.

Convertible notes – long term
On October 2, 2007, we received loan proceeds of $500,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 833,333 shares of our common stock in connection with this note, expiring on October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $22,356 in interest in relation to the note. The convertible note is presented net of a discount of $313,953 at June 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At June 30, 2008, we accreted $186,047 of the discount in relation to the note.

On March 3, 2008, we received loan proceeds of $50,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 83,333 shares of our common stock in connection with this note, expiring on March 3, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $978 in interest in relation to the note. The convertible note is presented net of a discount of $31,307 at June 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At June 30, 2008, we accreted $2,908 of the discount in relation to the note.

On March 10, 2008, we received loan proceeds of $150,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 250,000 shares of our common stock in connection with this note, expiring on March 10, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $2,762 in interest in relation to the note. The convertible note is presented net of a discount of $111,548 at June 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At June 30, 2008, we accreted $7,245 of the discount in relation to the note.

On March 17, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on March 17, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $1,726 in interest in relation to the note. The convertible note is presented net of a discount of $54,908 at June 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At June 30, 2008, we accreted $5,110 of the discount in relation to the note.

On March 25, 2008, we received loan proceeds of $250,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 416,667 shares of our common stock in connection with this note, expiring on March 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $3,986 in interest in relation to the note. The convertible note is presented net of a discount of $145,464 at June 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At June 30, 2008, we accreted $11,761 of the discount in relation to the note.

On April 15, 2008, we received loan proceeds of $300,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 500,000 shares of our common stock in connection with this note, expiring on April 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $3,748 in interest in relation to the note. The convertible note is presented net of a discount of $226,165 at June 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At June 30, 2008, we accreted $9,512 of the discount in relation to the note.

On May 12, 2008, we received loan proceeds of $300,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 500,000 shares of our common stock in connection with this note, expiring on May 12, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $2,416 in interest in relation to the note. The convertible note is presented net of a discount of $188,450 at June 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At June 30, 2008, we accreted $6,836 of the discount in relation to the note.

On May 15, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on May 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $756 in interest in relation to the note. The convertible note is presented net of a discount of $65,772 at June 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At June 30, 2008, we accreted $2,109 of the discount in relation to the note.

On June 2, 2008, we received loan proceeds of $400,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 666,667 shares of our common stock in connection with this note, expiring on June 2, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At June 30, 2008, we accrued $1,841 in interest in relation to the note. The convertible note is presented net of a discount of $343,519 at June 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At June 30, 2008, we accreted $3,327 of the discount in relation to the note.

Subsequent to our fiscal quarter ended June 30, 2008, on July 16 and July 25, 2008, respectively, we received loan proceeds of $200,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued warrants to purchase in the aggregate 333,334 shares of our common stock in connection with this note, expiring on July 16 and July 25, 2010, respectively. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None

ITEM 4. CONTROLS AND PROCEDURES

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing this assessment, management has identified the following material weaknesses: absence of adequate segregation of duties relating to oversight and management of our systems. In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

1.
Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified). We have begun these improvement and expect them to be on-going.

2.	The segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts.
3.	Retaining the services of an experienced chief financial officer to enhance our financial reporting capabilities. We retained an experienced chief financial officer in June 2008.
4.	Establishing an audit committee comprised of independent directors.

While our management continues to evaluate the cost of these remediation efforts, we initially estimate the costs for additional resources may be in excess of $300,000 per year.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART 11 - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to our fiscal quarter ended June 30, 2008, on July 16 and July 25, 2008, respectively, we issued two separate convertible notes to a foreign accredited investor in the amount of $100,000 each, for aggregate proceeds of $200,000. The amount of each note is unsecured and is due in two years. The principal amount of each note bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.60 per share. We also issued warrants to the investor to purchase an aggregate of 333,334 shares of our common stock in relation to these notes, expiring in two years. Each warrant is exercisable at $0.60 for the first year and at $0.90 for the second year. We offered and sold the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

ITEM 6.     EXHIBITS.

Exhibit Index

3.1	Articles of Incorporation, as amended (incorporated by reference from Form SB-2 filed on February 1, 2005, Form 8-K filed on June 19, 2007, and Form 8-K filed on August 27, 2007)

3.2	Bylaws (incorporated by reference from Form SB-2 filed on February 1, 2005)

10.1	Exclusive Option to Purchase dated April 15, 2008 with Alpha Development Corporation and JK Minerals, Inc. (incorporated by reference from Form 8-K filed on April 17, 2008)

10.2	Assignment of Revenues dated May 1, 2008 with Muddy Minerals Exploration, LLC

10.3	Purchase and Sale Agreement dated May 30, 2008 with Geochem Exploration, LLC (incorporated by reference from Form 8-K filed on June 2, 2008)

10.4	Third Amendment to LOI dated May 31, 2008 with Muddy Minerals Exploration, LLC (incorporated by reference from Form 8-K filed on June 2, 2008)

10.5	Employment Agreement dated March 19, 2008 with Joseph J. McQuade (incorporated by reference from Form 8-K filed on June 9, 2008)

31.1	Section 302 Certification – Principal Executive Officer

31.2	Section 302 Certification – Principal Financial Officer and Principal Accounting Officer

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August , 2008.

Ameriwest Energy Corp.

Date: August 19, 2008
	By:	/s/ Walter Merschat
Walter Merschat
President