Form 10-K/A
period 2007-12-31
AMERIWEST ENERGY CORP.
filed 2008-08-25
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark one)
☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2007

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-52034

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

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

Explanatory Note

We are filing this Form 10-K/A to reflect corrections in the 10-K Original Filing filed with the Securities and Exchange Commission on April 15, 2008 in response to a comment letter received from the Commission on July 28, 2008. We are making revisions to the following sections: “Front Cover Page,” “Description of Business,” “Management’s Discussion and Analysis of Financial Conditions and Plan of Operation,” “Controls and Procedures” and “Financial Statements.”

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Ameriwest Energy Corp. (the “Company,” “we,” “us,” “our”) was incorporated under the laws of the State of Nevada on January 3, 2001 under the name Henley Ventures Inc. for the purpose of acquiring and developing mineral properties. We acquired certain rights to mineral claims on the Red Bird, Pleasant Surprise and Red Bird Protection in British Columbia, Canada. The Red Bird is a large claim block which covers a number of old gold and copper showings, which were first discovered in the early part of the last century. In July 2006, we commenced Phase I of the exploration program to undertake further geochemical sampling by way of the establishment of a grid to obtain soil and rock samples for assaying as an initial stage. To date, no minerals have yet been discovered on the properties and certain of our rights to such mineral claims expired in September 2007. On December 15, 2006, we effected a 9-for-1 forward stock split to better position the company for growth in 2007 and to improve trading liquidity, broaden ownership, and enhance overall shareholder value.

In May 2007, we decided to concentrate significant efforts on the exploration, development and production of oil and gas. To facilitate this shift in business focus, we effected a 3.6-to-1 forward stock split on May 4, 2007, and on June 12, 2007, Henley Ventures, Inc., a Nevada corporation merged with and into its wholly owned subsidiary, South Sea Energy Corp. resulting in South Sea Energy Corp. being the surviving corporation. On June 15, 2007, we signed a letter of intent with CBM Asia Development Corp., (“CBM”) as amended, to acquire 40% interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia, for $100,000. The letter of intent also provided that our newly appointed directors and officers receive 26,000,000 shares of our common stock. The terms of the acquisition were subject to the parties closing the transaction no later than July 7, 2007. On August 17, 2007, we entered into a memorandum of understanding for the termination of the negotiations with CBM. Pursuant to the memorandum of understanding, the 26,000,000 shares issued to our now former officers and directors were returned to treasury for cancellation and we relinquished any rights we may have had to the underlying project. At December 31, 2007, related acquisition costs totaling $209,230 were written off.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

Plan of Operation

Background

We were incorporated under the laws of the State of Nevada on January 3, 2001 under the name Henley Ventures Inc. for the purpose of acquiring and developing mineral properties. We acquired certain rights to mineral claims on the Red Bird, Pleasant Surprise and Red Bird Protection in British Columbia, Canada. The Red Bird is a large claim block which covers a number of old gold and copper showings, which were first discovered in the early part of the last century. In July 2006, we commenced Phase I of the exploration program to undertake further geochemical sampling by way of the establishment of a grid to obtain soil and rock samples for assaying as an initial stage. To date, no minerals have yet been discovered on the properties and certain of our rights to such mineral claims expired in September 2007. On December 15, 2006, we effected a 9-for-1 forward stock split to better position the company for growth in 2007 and to improve trading liquidity, broaden ownership, and enhance overall shareholder value.

In May 2007, we decided to concentrate significant efforts on the exploration, development and production of oil and gas. To facilitate this shift in business focus, we effected a 3.6-to-1 forward stock split on May 4, 2007, and on June 12, 2007, Henley Ventures, Inc., a Nevada corporation merged with and into its wholly owned subsidiary, South Sea Energy Corp. resulting in South Sea Energy Corp. being the surviving corporation. On June 15, 2007, we signed a letter of intent with CBM Asia Development Corp., (“CBM”) as amended, to acquire 40% interest in a participation agreement of a coal bed methane project in East Kalimatan, Indonesia, for $100,000. The letter of intent also provided that our newly appointed directors and officers receive 26,000,000 shares of our common stock. The terms of the acquisition were subject to the parties closing the transaction no later than July 7, 2007. On August 17, 2007, we entered into a memorandum of understanding for the termination of the negotiations with CBM. Pursuant to the memorandum of understanding, the 26,000,000 shares issued to our now former officers and directors were returned to treasury for cancellation and we relinquished any rights we may have had to the underlying project. At December 31, 2007, related acquisition costs totaling $209,230 were written off.

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

Loss per share

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during all periods has been retroactively restated to reflect the following:
i.	A forward stock split of 9 new shares for one old share, effective December 15, 2006;
ii.	A forward stock split of 3.6 new shares for one old share, effective May 4, 2007.

Full Cost Method

 Ameriwest uses the full cost method of accounting for exploration and development activities as defined by the Statement of Financial Accounting Standards No. 69. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

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

Ceiling test
The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2007, we have capitalized $nil in oil and gas properties, which is subject to the ceiling test for impairment.

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

Period from inception, January 3, 2001 to December 31, 2007

We have incurred losses in each period since inception and have an accumulated deficit of $1,000,452 at December 31, 2007. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the development stage.

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

For the period ended December 31, 2007, we had $348,248 in cash flows provided by operating activities. Net cash from operating activities reflected $8,855 in prepaid expenses and deposits, a cash overdraft of $68 and an increase in accounts payable of $727,340. Investment activities used $1,941,883 in cash during the period, of which $1,758,653 was related to the assignment agreement with Pin Petroleum Partners Ltd. and the letter of intent with Geochem Exploration LLC.

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

On November 20, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2007, we accrued $562 in interest in relation to the note. ,

An amount of $34,952 has been recorded on November 20, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense.

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

Capital Expenditures

We did not make any capital expenditures in the fiscal year ending December 31, 2007 other than acquisition costs which have been deferred pending closing on property acquisitions totaling $1,758,653.

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

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. . This conclusion is based on findings that constituted material weaknesses primarily due to results of adjustments made to our financial statements by our external auditors in performing their audit of our financial statements as of and for the year ended December 31, 2007. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. Such material weaknesses, as well as our remediation efforts, are further described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

In performing this assessment, management identified the following material weaknesses: absence of adequate segregation of duties relating to oversight and management of our systems. Our controller who is an outside consultant performs substantially all of our bookkeeping functions and preparation of financial statements and due to a lack of resources, oftentimes her work process and product are not monitored by other qualified management team members. The absence of such adequate segregation of duties may have an affect on the systems which we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts, most notably, our year-end financial statement closing process and debt management process.

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

1.
Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified). We have begun these improvements and expect them to be on-going.

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

Summary Compensation Table

Name and Principal Position		Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total $

Gregory Leigh Lyons
	(1)
Former President, Secretary,
Treasurer and Director		2007	-	-	-	-	-	-	$2,500	$2,500

Chris. D. Wright
	(2)
Director and former President		2007	-	-	-	-	-	-	$15,000	$15,000

Dennis Mee
	(3)
Former President, Chief
Financial Officer, Secretary,
Treasurer and Director		2007	-	-	-	-	-	-	$29,680	$29,680

Alan Charuk
	(4)
Former President and Director		2007	-	-	-	-	-	-	-	$-

Sam Hirji
	(5)
Former President, Chief
Executive Officer and Director		2007	-	-	-	-	-	-	-	$-
		2006	-	-	-	-	-	-	-	$-

Herbert Moeller
Former Chief Financial	(6)
Officer, Secretary, Treasurer and Director		2007	-	-	-	-	-	-	-	$-
		2006	-	-	-	-	-	-	-	$-

(1)	Mr. Lyons resigned as our President, Secretary and Treasurer on January 29, 2008 and from our Board on February 6, 2008.
(2)	Mr. Wright resigned as our President on December 7, 2007.
(3)	Mr. Mee resigned as our President on August 23, 2007 and as our Chief Financial Officer, Secretary, Treasurer and Director on December 27, 2007.
(4)	Mr. Charuk resigned as our President and Director on August 17, 2007.
(5)	Mr. Hirji resigned as our President, Chief Executive Officer and Director on June 15, 2007.
(6)	Mr. Moeller resigned as our Chief Financial Officer, Secretary, Treasurer and Director on May 28, 2007.

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

Title or Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class

Common Stock	Walter Merschat(3)	4,000,000	(5)	7.46%

Common Stock	Pillion Investments Ltd.(4)	4,000,000	(5)	7.46%

Common Stock	Jon Clement Nicolaysen(3)	4,000,000	(5)	7.46%

Common Stock	Ownership of all directors and officers as a group	12,000,000		22.38%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

	December 31, 2007	December 31, 2006
Audit Fees	$15,000	$—
Audit — Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$15,000	$—

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3.1(1)	Articles of Incorporation, as amended

3.2(2)	Bylaws

10.1(3)	Assignment Agreement dated August 24, 2007 between South Sea Energy Corp. and Pin Petroleum Partners Ltd.

10.2(4)	Letter of Intent dated November 13, 2007 between Ameriwest Energy Corp. and Geochem Exploration, LLC.

10.3(6)	Management and governance consultant agreement between Ameriwest Energy Corp. and Sound Energy Advisors LLC, dated December 21, 2007.

10.4(6)	Settlement Agreement dated January 14, 2008

10.5(6)	Settlement Agreement dated January 23, 2008

10.6(6)	Settlement Agreement dated January 23, 2008

10.7(6)	Finder’s Fee Agreement dated March 1, 2008

16(5)	Letter regarding change in certifying accountant.

99.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

99.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

99.3	Section 1350 Certifications

(1)	incorporated by reference from Registration Statement on Form SB-2 filed on February 1, 2005, Form 8-K filed on June 19, 2007, and Form 8-K filed on August 27, 2007.
(2)	incorporated by reference from Registration Statement on Form SB-2 filed on February 1, 2005.
(3)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 27, 2007.
(4)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on November 19, 2007.
(5)	incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 6, 2007.
(6)	incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on April 15, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIWEST ENERGY CORP.

Dated: August 25, 2008	/s/ Walter Merschat
By: Walter Merschat
Its: President and Chairman of the Board (Principal Executive Officer)

Dated: August 25, 2008	/s/ Joseph J. McQuade
By: Joseph J. McQuade
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/Walter Mershat	Director	August 25, 2008
Walter Merschat

/s/Chris D. Wright	Director	August 25, 2008
Chris D. Wright

/s/Jon Clement Nicolaysen	Director	August 25, 2008
Jon Clement Nicolaysen

Ameriwest Energy Corp.
Index to Financial Statements
December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Ameriwest Energy Corp. (Formerly South Sea Energy Corp.)
Casper, Wyoming

We have audited the accompanying balance sheet of Ameriwest Energy Corp. (Formerly South Seas Energy Corp.) (An Exploration Stage Company) as of December 31, 2007, and the related statement of operations, stockholder’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ameriwest Energy Corp. (Formerly South Sea Energy Corp.) as of December 31, 2007, and the results of its operations and cash flows for the year ended December 31, 2007 and for the period from January 3, 2001 (Date of Inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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
(Formerly South Sea Energy Corp.)
(An Exploration Stage Company)
Statements of Operations
For the Years Ended December 31, 2007 and 2006
And for the Period from January 3, 2001 [Inception] to December 31, 2007

			Cumulative from
			January 3, 2001
	December 31,		[Inception] to
	2007	2006	December 31, 2007

Expenses
Contribution rent	1,650	6,600	41,250
Contribution services	5,534	7,523	45,621
Executive compensation	49,214	-	49,214
Acquisition and exploration costs	183,230	5,770	201,695
Interest, accretion of discount and beneficial conversion on
convertible notes	254,768	-	254,768
Marketing and investor relations	148,276	-	148,276
Organization costs	-	-	1,845
Office, general and administrative expenses	36,789	1,833	43,363
Professional fees	135,890	13,344	188,420
Net loss for the period	$(815,351)	$(35,070)	$(974,452)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	54,903,262	46,980,000

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(An Exploration Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
And for the Period from January 3, 2001 [Inception] to December 31, 2007

	December 31,		Cumulative from January 3, 2001 [Inception] to
	2007	2006	December 31, 2007

Cash Flows from (used in) Operating Activities
Net loss from operations	$(815,351)	$(35,070)	$(974,452)
Items not affecting cash:
-write-off of deferred acquisition costs	183,230	-	183,230
-contributed rent and services	7,184	14,123	86,871
-interest and fees accrued for convertible notes	254,768	-	254,768
Changes in non-cash working capital balances related to operations:
- cash overdraft	(68)	68	-
-prepaid expenses and deposits	(8,855)	(1,200)	(10,355)
-accounts payable and accrued expenses	727,340	7,183	753,639

Cash Flows Provided by (Used in) - Operating Activities	348,248	(14,896)	293,701

Cash flows from (used in) Investing Activities
Cash refunded for deferred acquisition costs	26,000	-	26,000
Deferred acquisition costs	(1,967,883)	-	(1,967,883)

Cash Flows Provided by (Used in) - Investing Activities	(1,941,883)	-	(1,941,883)

Cash flows from Financing Activities
Proceeds from convertible notes	956,946	-	956,946
Proceeds from related party debt	(36,047)	12,976	-
Proceeds from issue of common stock	672,980	-	691,480

Cash Flows Provided by (Used in) - Financing Activities	1,593,879	12,976	1,648,426

Net increase (decrease) in cash	245	(1,920)	245

Cash, beginning of period	-	1,920	-

Cash, end of period	$245	$-	$245

SUPPLEMENTAL CASH DISCLOSURES

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(Formerly South Sea Energy Corp.)
(An Exploration Stage Company)
Statement of Shareholders' Equity (Deficit)
For the period from January 3, 2001 [Inception] to December 31, 2007

				Deficit Accumulated
			Additional	during	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders	11,340,000	11,340	(7,840)		3,500
Contributed rent and services			12,862		12,862
Net loss for the year				(21,666)	(21,666)
Balance, December 31, 2001	11,340,000	11,340	5,022	(21,666)	(5,304)
Contributed rent and services			13,028		13,028
Net loss for the year				(20,138)	(20,138)
Balance, December 31, 2002	11,340,000	11,340	18,050	(41,804)	(12,414)
Contributed rent and services			13,050		13,050
Net loss for the year				(15,961)	(15,961)
Balance, December 31, 2003	11,340,000	11,340	31,100	(57,765)	(15,325)
Stock issued for cash at $0.01, net of offering costs of $2,500	32,400,000	32,400	(24,900)		7,500
Stock issued for cash at $0.10, net of offering costs of $2,500	3,240,000	3,240	4,260		7,500
Contributed rent and services			13,057		13,057
Net loss for the year				(28,666)	(28,666)
Balance, December 31, 2004	46,980,000	46,980	23,517	(86,431)	(15,934)
Contributed rent and services			13,567		13,567
Net loss for the year				(37,600)	(37,600)
Balance, December 31, 2005	46,980,000	46,980	37,084	(124,031)	(39,967)
Contributed rent and services			14,123		14,123
Net loss for the year				(35,070)	(35,070)
Balance, December 31, 2006	46,980,000	46,980	51,207	(159,101)	(60,914)
Contributed rent and services			7,184		7,184
Stock issued for cash at $0.01	5,548,000	5,548	49,932		55,480
Stock issued for cash to related parties at $0.001	26,000,000	26,000			26,000
Discounts and beneficial conversion features on convertible notes			666,240		666,240
Stock returned to treasury	(26,000,000)	(26,000)			(26,000)
Stock issued for cash at $0.60, net of offering costs of $32,500	1,083,334	1,083	616,417		617,500
Net loss for the year				(815,351)	(815,351)
Balance, December 31, 2007	53,611,334	53,611	1,390,980	(974,452)	470,139

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

Loss per share
In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during all periods has been retroactively restated to reflect the following:

•	A forward stock split of 9 new shares for one old share, effective December 15, 2006;
•	A forward stock split of 3.6 new shares for one old share, effective May 4, 2007.

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

Full cost method
Ameriwest uses the full cost method of accounting for exploration and development activities as defined by the Statement of Financial Accounting Standards No. 69. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as property and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

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

Ceiling test
The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2007, we have capitalized $nil in oil and gas properties, which is subject to the ceiling test for impairment.

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

On July 28, 2004, Ameriwest acquired a 100% interest in the mineral rights to the Red Bird claim, located 93 air miles northeast of Vancouver, British Columbia.

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

South Glenrock C Field, Wyoming
On August 24, 2007, Ameriwest entered into an assignment agreement with Pin Petroleum Partners Ltd, whereby Pin agreed to assign its rights and obligation under a letter of intent with Muddy Minerals, LLC, to a property referred to as the South Glenrock “C” Oil Field, located in Converse County, Wyoming for the aggregate sum of $550,000, which includes $500,000 in repayment of funds paid by Pin to Muddy Minerals LLC on behalf of Ameriwest.

Pursuant to the terms of the letter of intent Ameriwest assumed, Ameriwest agreed to acquire a 99.5% working interest together with a 78% net royalty interest in the property for the sum of $5,000,000, payable to Muddy Minerals LLC, as follows:

$500,000 payable on or before July 15, 2007 (paid by Pin on behalf of Ameriwest);
$500,000 payable on or before September 1, 2007 (paid);
$1,000,000 payable on or before October 1, 2007 (of which $500,000 was paid in October 2007, and $250,000 was paid subsequent to year end);
$1,000,000 payable on or before November 1, 2007 (past due)
$1,000,000 payable on or before December 1, 2007 (past due); and
$1,000,000 payable on or before January 4, 2008 (past due).

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

Most of the oil and gas properties which are the subject of the letter of intent are non-producing. The terms of the acquisition, as amended, are subject to the parties entering into a definitive agreement on or before May 1, 2008. Since the parties have not yet entered into a definitive agreement, Ameriwest has not recorded obligations or accruals totaling $3,250,000, representing the unpaid amounts pursuant to the letter of intent, as amended.

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

The terms of the LOI, as amended on March 14, 2008, are subject to the parties entering into a definitive agreement on or before May 15, 2008 and completion of the due diligence by the same date. The oil and gas property which is the subject of the letter of intent is non-producing, and is not in the development stage.

As at December 31, 2007, the first payment of $100,000 was made to Geochem pursuant to the LOI. The parties have not yet entered into a definitive agreement.

Subsequent to the fiscal year ended December 31, 2007, Ameriwest entered into an amendment agreement with Geochem whereby certain of Ameriwest’s payment obligations were extended, including the final payment to Geochem of $200,000 to on or before May 15, 2008. Additionally, the parties agreed to extend the entering of a definitive agreement to on or before May 15, 2008. Since the parties have not yet entered into a definitive agreement, Ameriwest has not recorded obligations or accruals totaling $300,000, representing the unpaid amounts pursuant to the letter of intent, as amended.

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

Warrants

On October 2, 2007, Ameriwest received loan proceeds of $500,000, and issued 833,333 warrants in connection with this note, expiring October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $500,000 convertible note and corresponding issuance of 833,334 warrants based on the fair value of $427,390 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119.09%; risk free interest rate of 4.102%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $230,426 and the relative fair value assigned to the shares amounted to $269,574.

On October 7, 2007, Ameriwest issued 1,083,334 units at a price of $0.60 per unit, for net proceeds of $650,000. Each unit consisting of one share of common stock and one share purchase warrant, each warrant exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the 1,083,334 capital stock units to the share purchase warrants based on the fair value of $553,640 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 119.09%; risk free interest rate of 3.32%; iii) expected weighted average life of 1 year; and iv) no dividend yield. The relative fair value of allocated to the warrants amounted to $298,981 and the relative fair value assigned to the shares amounted to $351,018.

At December 31, 2007, 1,083,334 warrants were outstanding, as follows:

					Weighted
				Number	Average	Weighted
				Outstanding as	Remaining	Average
	# of Warrants		Exercise	at December	Contractual	Exercise
	Issued	Expiry	Price	31, 2007	Life	Price

Issued, October 2, 2007	833,333	2-Oct-08	$0.60	833,333	0.33	$0.60
Issued, October 7, 2007	1,083,334	7-Oct-08	$0.60	1,083,334	0.44	$0.60

	1,916,667			1,916,667	0.77 years	$0.60

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

•	Pursuant to a management services agreement, Ameriwest paid $29,680 to a former director during the year ended December 31, 2007;
•	Pursuant to a management services agreement, Ameriwest paid $15,000 to a former director during the year ended December 31, 2007.

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