Form 10-Q/A
period 2008-03-31
AMERIWEST ENERGY CORP.
filed 2008-08-25
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition from _____________ to _______________.

Commission File Number: 000-52034
Ameriwest Energy Corp. (Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	98-0359930 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

We are filing this Form 10-Q/A to reflect corrections in the 10-Q Original Filing filed with the Securities and Exchange Commission on May 15, 2008 in response to a comment letter received from the Commission on July 28, 2008. We are making revisions to the following sections: “Front Cover Page,” “Notes to Interim Financial Statements,” “Management’s Discussion and Analysis of Financial Conditions and Plan of Operation” and “Controls and Procedures.”

AMERIWEST ENERGY CORP.
FORM 10-Q

March 31, 2008

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	5

Interim Balance Sheet at March 31, 2008 and December 31, 2007 (Unaudited)	6

Interim Statements of Operations for the three month periods ended March 31, 2008 and 2007 and for the period from January 3, 2001 (inception) to March 31, 2008 (Unaudited).	7

Interim Statements of Stockholders’ Equity for the period from January 3, 2001 (inception) to March 31, 2008 (Unaudited).	8

Interim Statements of Cash Flows for the three periods ended March 31, 2008 and 2007 and for the period from January 3, 2001 (inception) to March 31, 2008 (Unaudited).	9

Notes to Interim Financial Statements	10

Item 2. Management's Discussion and Analysis or Financial Conditions and Results of Operation	17

Item 3. Controls and Procedures	26

Part II. OTHER INFORMATION

Item 1. Legal proceedings	27

Item 6. Exhibits	27

Signature Page	28

Certifications	29

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

Ameriwest Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS

Current
Cash	$323,219	$245
Prepaid expenses and deposit	4,141	10,355
Total current assets	327,360	10,600

Furniture & equipment, net	3,418	-
Deferred acquisition costs	2,059,253	1,758,653

Total assets	$2,390,031	$1,769,253

LIABILITIES and SHAREHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$689,927	$753,640
Interest on convertible notes	49,874	26,968
Current portion of convertible notes, net of discount	454,138	456,946

Total current liabilities	1,193,939	1,237,554

Long term portion of convertible notes	$389,607	$61,560

STOCKHOLDERS' EQUITY
Capital stock 720,000,000 common stock authorized, $0.001 par value
54,278,002 and 53,611,334 shares outstanding At Amrch 31, 2008 and December 31, 2007, respectively	54,278	53,611
Additional paid-in capital	2,060,204	1,390,980
Deficit accumulated during exploration stage	(1,307,997)	(974,452)

Total stockholders' equity	806,485	470,139

Total liabilities and stockholders' equity	$2,390,031	$1,769,253

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
(An Exploration Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
And for the Period from January 3, 2001 [Inception] to March 31, 2008
(Unaudited)

	Three Months Ended March 31,		Cumulative from January 3, 2001 [Inception] to March
	2008	2007	31, 2008

Expenses
Contribution rent	-	1,650	41,250
Contribution services	-	2,034	45,621
Executive compensation	15,000	-	64,214
Acquisition and exploration costs	-	-	201,695
Interest, accretion of discount and beneficial conversion on convertible notes	88,035	-	342,803
Financing costs	27,500		27,500
Marketing and investor relations	69,386	-	217,662
Organization costs	-	-	1,845
Office, general and administrative expenses	38,991	226	82,354
Professional fees	94,633	2,738	283,053
Net loss for the period	$(333,545)	$(6,648)	$(1,307,997)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	53,700,223	46,980,000

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
(An Exploration Stage Company)
Statement of Shareholders' Equity (Deficit)
For the period from January 3, 2001 [Inception] to March 31, 2008
(Unaudited)

			Additional	Deficit Accumulated During	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders	11,340,000	11,340	(7,840)		3,500
Contributed rent and services			12,862		12,862
Net loss for the year				(21,666)	(21,666)
Balance, December 31, 2001	11,340,000	11,340	5,022	(21,666)	(5,304)
Contributed rent and services			13,028		13,028
Net loss for the year				(20,138)	(20,138)
Balance, December 31, 2002	11,340,000	11,340	18,050	(41,804)	(12,414)
Contributed rent and services			13,050		13,050
Net loss for the year				(15,961)	(15,961)
Balance, December 31, 2003	11,340,000	11,340	31,100	(57,765)	(15,325)
Stock issued for cash at $0.01, net of offering costs of $2,500	32,400,000	32,400	(24,900)		7,500
Stock issued for cash at $0.10, net of offering costs of $2,500	3,240,000	3,240	4,260		7,500
Contributed rent and services			13,057		13,057
Net loss for the year				(28,666)	(28,666)
Balance, December 31, 2004	46,980,000	46,980	23,517	(86,431)	(15,934)
Contributed rent and services			13,567		13,567
Net loss for the year				(37,600)	(37,600)
Balance, December 31, 2005	46,980,000	46,980	37,084	(124,031)	(39,967)
Contributed rent and services			14,123		14,123
Net loss for the year				(35,070)	(35,070)
Balance, December 31, 2006	46,980,000	46,980	51,207	(159,101)	(60,914)
Contributed rent and services			7,184		7,184
Stock issued for cash at $0.01	5,548,000	5,548	49,932		55,480
Stock issued for cash to related parties at $0.001	26,000,000	26,000			26,000
Discounts and beneficial conversion features on convertible notes			666,240		666,240
Stock returned to treasury	(26,000,000)	(26,000)			(26,000)
Stock issued for cash at $0.60, net of offering costs of $32,500	1,083,334	1,083	616,417		617,500
Net loss for the year				(815,351)	(815,351)
Balance, December 31, 2007	53,611,334	53,611	1,390,980	(974,452)	470,139
Stock issued for cash at $0.60, net of offering costs of $20,000	666,668	667	379,333		380,000
Discounts on convertible notes			289,891		289,891
Net loss for the period				(333,545)	(333,545)
Balance, March 31, 2008	54,278,002	54,278	2,060,204	(1,307,997)	806,485

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
And for the Period from January 3, 2001 [Inception] to March 31, 2008
(Unaudited)

	Three Months Ended March 31,		Cumulative from January 3, 2001 [Inception] to March 31, 2008
	2008	2007

Cash Flows from (used in) Operating Activities
Net loss from operations	$(333,545)	$(6,648)	$(1,307,997)
Items not affecting cash:
- write-off of deferred acquisition costs	-	-	183,230
- contributed rent and services	-	3,684	86,871
- interest and fees accrued for convertible notes	88,036	-	342,804
- depreciation	110	-	110
Changes in non-cash working capital balances related to operations:
- cash overdraft	-	-	-
- prepaid expenses and deposits	6,214	862	(4,141)
- accounts payable and accrued expenses	(63,712)	(1,674)	689,928

Cash Flows Provided by (Used in) - Operating Activities	(302,897)	(3,776)	(9,195)

Cash flows from (used in) Investing Activities
Acquisition of furniture and equipment	(3,528)	-	(3,528)
Cash refunded for deferred acquisition costs	-	-	26,000
Deferred acquisition costs	(300,600)	-	(2,268,483)

Cash Flows Provided by (Used in) - Investing Activities	(304,128)	-	(2,246,011)

Cash flows from Financing Activities
Proceeds from convertible notes	550,000	-	1,506,946
Proceeds from related party debt	-	6,557	-
Proceeds from issue of common stock	380,000	-	1,071,480

Cash Flows Provided by (Used in) - Financing Activities	930,000	6,557	2,578,426

Net increase (decrease) in cash	322,974	2,781	323,219

Cash, beginning of period	245	(68)	-

Cash, end of period	$323,219	$2,713	$323,219

SUPPLEMENTAL CASH DISCLOSURES

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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
Ameriwest uses the full cost method of accounting for exploration and development activities as defined by Statement of Financial Accounting Standards No. 69. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

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

Ceiling test
The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of March 31, 2008, we have capitalized $nil in oil and gas properties, which is subject to the ceiling test for impairment.

4.	Furniture and equipment

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

Computer equipment	25% per annum
Furniture and equipment	25% per annum

Additions are depreciated at half the annual rate in the year of acquisition. Depreciation expense for the three months ended March 31, 2008 was $110.

At March 31, 2008 and December 31, 2007, Ameriwest had the following assets:
	March 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Furniture	$3,528	$110	$3,418	$-	$-	$-

5.	Oil and gas interests

a.	South Glenrock C Field, Wyoming
On August 24, 2007 and as amended on March 19, 2008, Ameriwest entered into letter of intent with Pin Petroleum Partners Ltd and Muddy Minerals, LLC, to acquire a 99.5% working interest together with a 78% net royalty interest in the property referred to as the South Glenrock “C” Oil Field, located in Converse County, Wyoming, for the aggregate sum of $5,000,000, payable to Muddy Minerals LLC as follows:

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

Since the parties have not yet entered into a definitive agreement, Ameriwest has not recorded obligations or accruals totaling $4,230,000 plus the value of the 400,000 shares of common stock, representing the unpaid amounts pursuant to the option agreement.

d.	Cole Creek, Wyoming
Subsequent to March 31, 2008, on April 15, 2008, Ameriwest entered into an exclusive option agreement with Alpha Development Corporation and JK Minerals, Inc. (collectively, “Alpha”) to purchase certain assets of Alpha, including: (i) wells, well bores, leases, contracts, records, books, equipment, buildings, etc., of the Cole Creek Unit and adjacent leases; and (ii) Alpha’s working and net revenue interests in and to all formations that are below the base of the Shannon Formation, for the aggregate purchase price of $10,000,000. Most of the oil and gas properties which are subject of the option agreement are non-producing.

In consideration for the option, Ameriwest agreed to pay option fees of $400,000, payable as follows:
i.	$200,000 payable on April 15, 2008 (paid on April 15, 2008);
ii.	$200,000 payable on June 16, 2008.

Upon the expiration of the second option period on August 18, 2008, Ameriwest may extend this option for an additional 30 calendar days in consideration for $200,000. Subsequent to March 31, 2008, the first payment of $200,000 was made to Alpha pursuant to the option agreement. These costs will be included in deferred acquisition costs since Ameriwest has not yet exercised its option.

If Ameriwest does not exercise the option by the anticipated closing date of August 18, 2008, all the payments, including any extension payments will be forfeited and retained by Alpha.

Since the parties have not yet entered into a definitive agreement, Ameriwest has not recorded obligations or accruals totaling $10,000,000, representing the unpaid amounts pursuant to the option agreement.

6.	Convertible notes

a.	Long-term convertible notes
Long convertible notes payable as of March 31, 2008 and December 31, 2007 consist of the following:
	March 31,	December
Description	2008	31, 2007

Convertible note payable originating in 2007 with an original principal amount of $500,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued a warrant to purchase 833,333 shares of its common stock in connection with this note, expiring October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	$500,000	$500,000

Convertible notes payable originating in 2008 with original principal amounts totalling $550,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued warrants to purchase 916,667 shares of its common stock in connection with these notes, expiring in March 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	550,000	-

Less: discount attributable to warrants and beneficial conversion feature	(789,891)	(500,000)

Add: Accretion of discount	129,498	61,560

Carrying value of long-term convertible notes	$389,607	$61,560

At March 31, 2008, Ameriwest accrued $16,101 in interest in relation to the notes.

Ameriwest evaluated the detachable warrants issued or issuable pursuant to these long term convertible notes, and concluded that they do not meet the definition of a derivative instrument under SFAS 133 Accounting for Derivative Instruments and Hedging Activities.

b.	Long-term convertible note – subsequent issuance
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

At March 31, 2008, 3,500,002 warrants were outstanding, as follows:
					Weighted
				Number	Average	Weighted
				Outstanding as	Remaining	Average
	# of Warrants		Exercise	at March 31,	Contractual	Exercise
	Issued	Expiry	Price	2008	Life	Price

Issued, October 2, 2007	833,333	2-Oct-08	$0.60	833,333	0.12	$0.60
Issued, October 7, 2007	1,083,334	7-Oct-08	$0.60	1,083,334	0.16	$0.60

Balance, December 31, 2007	1,916,667			1,916,667

Issued, March 3, 2008	83,333	3-Mar-09	$0.60	83,333	0.02	$0.60
Issued, March 10, 2008	250,000	10-Mar-09	$0.60	250,000	0.07	$0.60
Issued, March 17, 2008	166,667	17-Mar-09	$0.60	166,667	0.05	$0.60
Issued, March 19, 2008	666,668	19-Mar-09	$0.60	666,668	0.18	$0.60
Issued, March 25, 2008	416,667	25-Mar-09	$0.60	416,667	0.12	$0.60

Balance, March 31, 2008	3,500,002			3,500,002

c.	Net Loss per common share
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

Securities convertible into shares of common stock, not used because the effect would be anti-dilutive:

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

c.
Pursuant to a month-to-month verbal agreement, Ameriwest incurred $5,000 in management fees to a director. This amount was due at March 31, 2008, and is included in accounts payable and accrued liabilities on the balance sheet.

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

Ceiling test
The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of March 31, 2008, we have capitalized $nil in oil and gas properties, which is subject to the ceiling test for impairment.

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

10.7
Settlement Agreement dated April 16, 2008 with Penson Financial Services Canada, Fordham Financial Management, Inc., First Clearing LLC and Penson Financial Services, Inc. (incorporated by reference from Form 10-Q filed on May 15, 2008)

31.1	Section 302 Certification - Principal Executive Officer

31.2	Section 302 Certification - Principal Financial Officer and Principal Accounting Officer

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2008.

Ameriwest Energy Corp.

Date: August 25, 2008
	By:	/s/ Walter Merschat
Walter Merschat
President