Form 10-Q
period 2008-09-30
AMERIWEST ENERGY CORP.
filed 2008-11-19
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2008
Common stock, $.001 par value	54,278,002

AMERIWEST ENERGY CORP.
FORM 10-Q

September 30, 2008

INDEX

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ameriwest Energy Corp.
Balance Sheets
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS

Current
Cash	$38,096	$245
Receivable	24,622	-
Prepaid expenses and deposit	35,638	10,355
Total current assets	98,356	10,600

Furniture & equipment, net	4,575	-

Oil and gas properties, full cost method including unevaluated costs $453,759	1,026,560	-
Deferred acquisition costs	2,018,617	1,758,653
Restricted cash - reclammation bond	100,000	-
Deferred financing costs	10,000	-

Total assets	$3,258,108	$1,769,253

LIABILITIES and SHAREHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$979,697	$753,640
Due to related parties	332,722	-
Interest on convertible notes	131,611	26,968
Current portion of convertible notes, net of discount	456,946	456,946

Total current liabilities	1,900,976	1,237,554

Long term portion of convertible notes, net of discount	974,635	61,560
Asset retirement obligation, net	31,848	-
Commitment and legal claim (notes 10 and 11)

STOCKHOLDERS' EQUITY

Capital stock 720,000,000 common stock authorized, $0.001 par value 54,278,002 and 53,611,334 shares outstanding at September 30, 2008 and December 31, 2007, respectively	54,278	53,611
Additional paid-in capital	3,432,649	1,390,980
Accumulated deficit	(3,136,278)	(974,452)

Total stockholders' equity	350,649	470,139

Total liabilities and stockholders' equity	$3,258,108	$1,769,253

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$99,019	$-	$99,019	$-

Expenses
Lease operating expenses	69,909	-	69,909	-
Contribution rent	-	415	-	2,065
Contribution services	-	-	-	5,534
Executive compensation	67,500	12,720	115,625	18,994
Acquisition and exploration costs	852,372	209,230	852,372	209,230
Marketing and investor relations	63,506	67,792	202,890	81,152
Accretion of asset retirement obligation	1,672	-	1,672	-
Office, general and administrative expenses	63,456	19,476	136,932	22,400
Stock based compensation	112,147	-	112,147	-
Professional fees	94,330	48,684	268,941	54,170
Total operating expenses	(1,324,892)	(358,317)	(1,760,488)	(393,545)

Net income (loss) from operations	(1,225,873)	(358,317)	(1,661,469)	(393,545)

Interest income	49	-	49	-
Interest, accretion of discount and beneficial conversion on convertible notes	(199,693)	(11,323)	(417,906)	(12,462)
Financing costs	-	-	(82,500)	-
Net loss for the period	$(1,425,517)	$(369,640)	$(2,161,826)	$(406,007)

Loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted Average Shares Outstanding	54,278,002	66,819,516	54,087,525	55,368,118

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities
Net loss from operations	$(2,161,826)	$(406,007)
Items not affecting cash:
- write-off of deferred acquisition costs	852,372	-
- contributed rent and services	-	7,184
- interest and amortization of discounts on convertible notes	417,906	12,462
- depreciation	2,218	-
- accretion of asset retirement obligation	1,672
- stock based compensation	112,147	-
Changes in non-cash working capital balances related to operations:
- prepaid expenses and deposits	(25,283)	(39,063)
- receivable	(24,622)	-
- due to related parties	332,722
- accounts payable and accrued expenses	226,058	564,933

Cash Flows from Operating Activities	(266,636)	139,509

Cash flows from Investing Activities
Acquisition of furniture and equipment	(4,998)	-
Acquisition of oil and gas properties	(1,098,179)	-
Cash refunded for deferred acquisition costs	22,286	-
Deferred acquisition costs	(1,134,622)	(1,050,000)

Cash Flows Provided from Investing Activities	(2,215,513)	(1,050,000)

Cash flows from Financing Activities
Proceeds from convertible notes	2,150,000	346,946
Proceeds from related party debt	-	(36,047)
Deferred financing costs	(10,000)	-
Cash overdraft	-	(68)
Proceeds from issue of common stock	380,000	698,980

Cash Flows from Financing Activities	2,520,000	1,009,811

Net increase (decrease) in cash	37,851	99,320

Cash, beginning of period	245	-

Cash, end of period	$38,096	$99,320

SUPPLEMENTAL CASH DISCLOSURES

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Asset retirement liability	$31,848	$-
Beneficial conversion feature and discount on convertible notes	$1,550,209	$17,449

The accompanying notes are an integral part of these unaudited financial statements.

Ameriwest Energy Corp.
Notes to Interim Financial Statements
September 30, 2008
(Unaudited)

1.	Basis of presentation

The accompanying unaudited interim financial statements of Ameriwest Energy Corp. (“Ameriwest”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission contained in Ameriwest’s Annual Report filed with the SEC on Form 10-K, and should be read in conjunction with the audited financial statements for the year ended December 31, 2007 and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-K have been omitted. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that Ameriwest will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should Ameriwest be unable to continue as a going concern. At September 30, 2008, Ameriwest has not yet achieved profitable operations, has accumulated losses of $3,136,278, has a working capital deficiency of $1,802,620 and expects to incur further losses in the development of its business, all of which casts substantial doubt about Ameriwest’s ability to continue as a going concern. Ameriwest’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

a.	Deferred financing costs
Costs directly associated with issuance of equity are deferred until Ameriwest has issued the shares of common stock.

b.	Full costs method
Ameriwest uses the full cost method of accounting for exploration and development activities as defined by SEC Regulation S-X Rule 4-10. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as property and equipment. This includes any internal costs that are directly related to exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. The application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs and higher depreciation and amortization rates compared to the successful efforts method of accounting for oil and gas properties.

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

At September 30, 2008 and December 31, 2007, Ameriwest’s oil and gas interests and deferred acquisitions costs were located in one geographical segment, being the United States of America.

Ceiling test
The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of unproved and proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of September 30, 2008 and December 31, 2007, total capitalized costs were $3,045,177 and $1,758,653 respectively, of which $1,026,560 and $nil consisted of oil and gas properties and $2,018,617 and $1,758,653 of deferred acquisition costs, all of which were subject to the ceiling test for impairment. At September 30, 2008 and December 31, 2007, Ameriwest has reviewed these capitalized costs for impairment and determined that there was no impairment.

Amortization
Capitalized costs within a cost center amortized on the unit-of-production basis using proved oil and gas reserves include: (i) all capitalized costs, less accumulated amortization; (ii) the estimated future expenditures (based on current costs) to be incurred in developing proved reserves; and (iii) estimated dismantlement and abandonment costs, net of estimated salvage values. Capitalized costs subject to amortization do not include the excluded costs as described above.

c.	Stock based compensation
Ameriwest recognizes stock based compensation expense and other forms of employee equity compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.

d.	Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The adoption of SFAS 157 did not have a material impact on Ameriwest’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. SFAS No. 141R requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures already provided.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect adoption of SFAS 162 to have a material effect on its financial statements or related disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

e.	Asset retirement obligation
Ameriwest recognizes asset retirement obligations in accordance with FAS No 143 Accounting for Asset Retirement Obligation. The fair value of a liability is recorded for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability. Changes in the liability for an asset retirement obligation due to the passage of time is measured by applying an interest method of allocation. The amount is recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the carrying amount of the liability and the related long-lived asset.

f.	Revenue and cost recognition
Ameriwest uses the sales method of accounting for  oil revenues. Under this method, revenues are recognized based on the actual volumes of  oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Costs associated with production are expensed in the period incurred.

g.	Use of estimates
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing financial statements, Ameriwest makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, Ameriwest reviews its estimates, including those related to such potential matters as litigation, environmental liabilities, income taxes, determination of proved reserves of oil and gas and asset retirement obligations.  Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

4.	Oil and gas properties

a.	Skull Valley, Utah
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

As of September 30, 2008, Ameriwest had incurred $110 in deferred exploration costs associated with authorization for expenditures work (“AFE”). This sum, in addition to the $400,000 of acquisition costs, is included in oil and gas properties on the balance sheet.

By agreement dated August 25, 2008, Geochem and Ameriwest have agreed to extend the obligation to spud, drill and complete a well to November 30, 2008, in consideration for an extension payment of $200,000, due November 30, 2008.

b.	Geary Prospect, Wyoming
On August 21, 2008, Ameriwest entered into a farmout and area of mutual interest agreement with Tyler Rockies Exploration, Ltd. (“Tyler”) where in consideration for $50,000, Ameriwest has the right to earn up to a 50% ownership interest in oil and gas leasehold rights to approximately 2,800 gross acres within the Geary Prospect lands located in Natrona and Converse counties, Wyoming. Under the terms of the agreement, Ameriwest agreed to commence drilling of a well on or before May 1, 2009. Upon drilling 3 wells to the contract depth of the Dakota Formation, Tyler will assign and convey 50% of its interest to Ameriwest. Ameriest will operate the wells and receive a 75% Net Revenue Interest. After payout, on a well by well basis, Tyler will have the option to back in by furnishing 25% of the actual drilling and completion costs, earning a 25% working interest. If Tyler opts to back in at a 25% working interest, a 21.125% Net Revenue Interest would be earned.

As of September 30, 2008, $50,000 has been paid to Tyler pursuant to the farmout agreement. Ameriwest has incurred $3,649 in deferred exploration costs associated with legal and surveying work. These costs are included in oil and gas properties on the balance sheet.

c.	South Glenrock C Field, Wyoming
On August 24, 2007 and as amended on March 19, 2008, on May 31, 2008 and on September 1, 2008, Ameriwest entered into a letter of intent with Pin Petroleum Partners Ltd. and Muddy Minerals, LLC, to acquire a 99.5% working interest together with a 78% net royalty interest in the property referred to as the South Glenrock “C” Oil Field, located in Converse County, Wyoming, for the aggregate sum of $5,000,000, payable to Muddy as follow:

i.	$500,000 payable on or before July 15, 2007 (paid by Pin on behalf of Ameriwest);
ii.	$500,000 payable on or before September 1, 2007 (paid);
iii.	$750,000 payable on or before October 1, 2007 (paid);
iv.	$3,250,000 payable on or before December 15, 2008.

Most of the oil and gas properties which are the subject of the letter of intent are non-producing. In addition, Ameriwest agreed to pay to Muddy $400,000 ($200,000 paid) as consideration for providing extensions on the payment dates as well as for interest on the balance due. The terms of the acquisition, as amended, are subject to the parties entering into a definitive agreement on or before December 15, 2008. Since the parties have not yet entered into a definitive agreement, Ameriwest has not recorded obligations or accruals totaling $3,450,000, representing the unpaid amounts pursuant to the letter of intent, as amended, including $200,000 for extension fees.

Ameriwest has accrued $550,000 payable to Pin pursuant to this agreement.

Effective May 1, 2008, Muddy has assigned its revenues from production to Ameriwest. These revenues, amounting to $99,019, are presented in the statement of operations, gross of operating taxes of $15,384 and lease operating expenses amounting to $54,525.

On May 6, 2008, Ameriwest posted a $100,000 reclamation bond with the Office of State Lands and Investments of Wyoming. The funds are being held in trust by the State, accruing interest at 1.23% per annum.

As of September 30, 2008, $382,473 of the acquisition costs incurred to date have been allocated to oil and gas properties for the value of the three producing wells. Deferred exploration costs of $161,947 associated with the preparation of reservoir evaluation are also included in oil and gas properties on the balance sheet. The remaining of the costs accrued to date, amounting to $1,817,527, are included in deferred acquisition costs on the balance sheet.

The depletion to date is considered to be immaterial.

5.	Deferred Acquisition Costs – Potential Acquisitions

a.	Burke Ranch, Wyoming
On March 19, 2008, Ameriwest entered into an option agreement with Hot Springs Resources, Ltd., to purchase certain assets of Hot Springs, including: (i) wells, well bores, leases, contracts, records, books, equipment, buildings, etc., and (ii) not less than a working interest of 95% at a 79.9% net revenue interest in certain acreage inside the Burke Ranch Unit, a working interest of 100% at a 82% net revenue Interest in leases outside of the Burke Ranch Unit and all of Hot Springs’ interest in a leasehold attached to or held by Unit, other formations and hydrocarbon substances, for the issuance of 400,000 shares of common stock and the aggregate sum of $4,280,000, payable as follows:

i.	$50,000 payable upon execution of option agreement (paid);
ii.	$50,000 payable on or before May 18, 2008 (paid);
iii.	$4,180,000 payable within 45 days after the exercise of Ameriwest’s option, concurrent with the issuance of the 400,000 shares of common stock.

All of the oil and gas properties which are the subject of the option agreement are non-producing. Upon its expiration on July 17, 2008, Ameriwest has extended this option for an additional 60 calendar days in consideration for $100,000. Ameriwest may extend the option for 2 additional 30 calendar days periods in consideration of $100,000 for each additional 30 calendar day period, with half the option extension fees creditable against the purchase price. On September 17, 2008, the parties entered into a verbal agreement to renegotiate the terms of the option when financing for the project is available.

As of September 30, 2008, the first two payments of $50,000 each have been made to Hot Springs pursuant to the option agreement, in addition to the payment of $100,000 for a first extension. Ameriwest had incurred $1,090 in deferred exploration costs associated with legal work. These costs are included in deferred acquisition costs on the balance sheet since Ameriwest has not yet exercised its option.

b.	Cole Creek, Wyoming
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

In consideration for the option, Ameriwest agreed to pay option fees of $400,000, payable as follows:

iv.	$200,000 payable on April 15, 2008 (paid);
v.	$200,000 payable on June 16, 2008 (paid);
vi.	$200,000 payable on August 16, 2008 (paid);
vii.	$150,000 payable on September 17, 2008.

Upon the expiration of the second option period on August 18, 2008, Ameriwest extended this option for an additional 30 calendar days in consideration for $200,000. Upon the expiration of the extension of the second option period, Ameriwest could have extended the closing date from September 17, 2008 to October 30, 2008 in consideration for $150,000. However, Ameriwest did not further extend its option, and on September 17, 2008, all option and extension payments were forfeited by Alpha. Accordingly, as of September 30, 2008, Ameriwest had incurred $600,000 in options and extension fees, and $252,372 in deferred exploration costs associated with reservoir valuation. These costs were written off and are presented as acquisition and exploration costs on the statement of operations.

6.	Convertible notes

a.	Short-term convertibles notes
Short term convertible notes payable as of September 30, 2008 and December 31, 2007 consist of the following:

Description	September 30, 2008	December 31, 2007

Convertible note payable originating in October 2007 with an original principal amount of $500,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued a warrant to purchase 833,333 shares of its common stock in connection with this note, expiring October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	$456,946	456,946
Less: discount attributable to warrants and beneficial conversion feature	(155,202)	(166,240)
Add: Accretion of discount	155,202	166,240
Carrying value of long-term convertible notes	$456,946	456,946

At September 30, 2008, Ameriwest accrued $53,873 of interest in relation to these notes.

b.	Long-term convertible notes

Long convertible notes payable as of September 30, 2008 and December 31, 2007 consist of the following:

Description	September 30, 2008	December 31, 2007

Convertible note payable originating in 2007 with an original principal amount of $500,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued a warrant to purchase 833,333 shares of its common stock in connection with this note, expiring October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	$500,000	$500,000
Convertible notes payable originating in 2008 with original principal amounts totalling $2,150,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued warrants to purchase 3,583,334 shares of its common stock in connection with these notes, which start to expire in March 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	2,150,000	-
Less: Discount attributable to warrants and beneficial conversion feature	(2,061,227)	(500,000)
Add: Accretion of discount	385,862	61,560
Carrying value of long-term convertible notes	$974,635	$61,560

During the quarter ended June 30, 2008, Ameriwest made changes in some estimates of expected weighted average life and volatility to compute the relative fair value assigned to the beneficial conversion feature of the warrants issued with the convertible notes. These changes in estimates, along with the adoption of the effective interest method over the straight line method to amortize the discount over the life of the convertible notes resulted in a reduction of $99,542 in discount charged to interest expense for the previous periods. At September 30, 2008, Ameriwest accrued $77,737 in interest in relation to these notes.

Ameriwest evaluated the detachable warrants issued or issuable pursuant to these long term convertible notes, and concluded that they do not meet the definition of a derivative instrument under SFAS 133 Accounting for Derivative Instruments and Hedging Activities.

c.	Subsequent issuances
Subsequent to September 30, 2008, on October 16, 2008, we received loan proceeds of $60,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 100,000 shares of our common stock in connection with this note, expiring on October 16, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

7.	Asset retirement obligation

Ameriwest estimates its asset retirement obligation for the South Glenrock “C” Field based on its understanding of the requirements to reclaim the currently disturbed areas.

The total undiscounted amount of estimated cash flow required to settle the obligations is approximately $45,000, which was adjusted for inflation at the rate of 2.88% per year and then discounted at 10.06%. To September 31, 2008, Ameriwest accreted $1,672 of the discount. These amounts related to asset retirement obligations are expected to be paid out in 7 years.

The asset retirement obligation accrual required management to make significant estimates and assumptions. Actual results could differ materially from these estimates.

Asset retirement obligation

Balance, December 31, 2007	$-

Asset retirement obligation related to South Glenrock C Field	30,176
Accretion of discount	1,672

Balance, September 30, 2008	$31,848

Ameriwest maintains a bond account fund that was established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed by Ameriwest in the acquisition of oil and gas properties in the State of Wyoming. At September 30, 2008 and December 31, 2007, the amount of the bond totaled $100,000 and $nil, respectively.

8.	Capital stock

a.	Common stock with warrants
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

b. Warrants issued with convertible notes
On March 3, 2008 Ameriwest received convertible loan proceeds of $50,000, and issued 83,334 warrants in connection with this note, expiring March 3, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $50,000 convertible note and corresponding issuance of 83,334 warrants based on the fair value of $29,007 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 122.57%; ii) risk free interest rate of 1.74%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $18,957 and the relative fair value assigned to the beneficial conversion feature amounted to $31,043.

On March 10, 2008 Ameriwest received convertible loan proceeds of $150,000, and issued 250,000 warrants in connection with this note, expiring March 10, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $150,000 convertible note and corresponding issuance of 250,000 warrants based on the fair value of $94,956 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 122.57%; ii) risk free interest rate of 1.46%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $57,559 and the relative fair value assigned to the beneficial conversion feature amounted to $92,441.

On March 17, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring March 17, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667 warrants based on the fair value of $53,868 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 122.57%; ii) risk free interest rate of 1.32%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $37,442 and the relative fair value assigned to the beneficial conversion feature amounted to $62,558.

On March 25, 2008 Ameriwest received convertible loan proceeds of $250,000, and issued 416,667 warrants in connection with this note, expiring March 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $250,000 convertible note and corresponding issuance of 416,667 warrants based on the fair value of $138,268 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 122.57%; ii) risk free interest rate of 1.64%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $94,077 and the relative fair value assigned to the beneficial conversion feature amounted to $155,923.

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

On May 12, 2008 Ameriwest received convertible loan proceeds of $300,000, and issued 500,000 warrants in connection with this note, expiring May 12, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $300,000 convertible note and corresponding issuance of 500,000 warrants based on the fair value of $174,040 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 129.54%; ii) risk free interest rate of 2.30%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $116,275 and the relative fair value assigned to the beneficial conversion feature amounted to $183,725.

On May 15, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring May 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667 warrants based on the fair value of $59,422 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 129.54%; ii) risk free interest rate of 2.45%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $38,900 and the relative fair value assigned to the beneficial conversion feature amounted to $61,100.

On June 2, 2008 Ameriwest received convertible loan proceeds of $400,000, and issued 666,667 warrants in connection with this note, expiring June 2, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $400,000 convertible note and corresponding issuance of 666,667warrants based on the fair value of $276,313 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 129.54%; ii) risk free interest rate of 2.51%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $158,729 and the relative fair value assigned to the beneficial conversion feature amounted to $241,271.

On July 16, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring July 16, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667warrants based on the fair value of $64,845 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 150.56%; ii) risk free interest rate of 2.44%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $41,431 and the relative fair value assigned to the beneficial conversion feature amounted to $58,569.

On July 25, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring July 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667warrants based on the fair value of $56,446 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 150.56%; ii) risk free interest rate of 2.70%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $40,870 and the relative fair value assigned to the beneficial conversion feature amounted to $59,130.

On August 12, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring August 12, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667warrants based on the fair value of $57,787 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 150.56%; ii) risk free interest rate of 2.45%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $40,949 and the relative fair value assigned to the beneficial conversion feature amounted to $59,051.

On August 13, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring August 13, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667warrants based on the fair value of $57,800 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 150.56%; ii) risk free interest rate of 2.50%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $40,954 and the relative fair value assigned to the beneficial conversion feature amounted to $59,046.

On August 18, 2008 Ameriwest received convertible loan proceeds of $100,000, and issued 166,667 warrants in connection with this note, expiring August 18, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. The allocation of proceeds from the sale of the $100,000 convertible note and corresponding issuance of 166,667warrants based on the fair value of $50,800 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 150.56%; ii) risk free interest rate of 2.35%; iii) expected weighted average life of 2 years; and iv) no dividend yield. The relative fair value allocated to the warrants amounted to $40,381 and the relative fair value assigned to the beneficial conversion feature amounted to $59,619.

At September 30, 2008, 6,166,672 warrants were outstanding, as follows:

	# of Warrants Issued	Expiry	Exercise Price	Number Outstanding as at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Issued, October 2, 2007	833,333	2-Oct-08	$0.60	833,333	0.00	$0.60
Issued, October 7, 2007	1,083,334	7-Oct-08	$0.60	1,083,334	0.00	$0.60

Balance, December 31, 2007	1,916,667			1,916,667

Issued, March 3, 2008	83,334	3-Mar-09	$0.60	83,334	0.01	$0.60
Issued, March 10, 2008	250,000	10-Mar-09	$0.60	250,000	0.02	$0.60
Issued, March 17, 2008	166,667	17-Mar-09	$0.60	166,667	0.01	$0.60
Issued, March 19, 2008	666,668	19-Mar-09	$0.60	666,668	0.05	$0.60
Issued, March 25, 2008	416,667	25-Mar-09	$0.60	416,667	0.03	$0.60
Issued, April 15, 2008	500,000	15-Apr-09	$0.60	500,000	0.04	$0.60
Issued, May 12, 2008	500,000	12-May-09	$0.60	500,000	0.05	$0.60
Issued, May 15, 2008	166,667	15-May-09	$0.60	166,667	0.02	$0.60
Issued, June 2, 2008	666,667	2-Jun-09	$0.60	666,667	0.07	$0.60
Issued, July 16, 2008	166,667	16-Jul-09	$0.60	166,667	0.02	$0.60
Issued, July 25, 2008	166,667	25-Jul-09	$0.60	166,667	0.02	$0.60
Issued, August 12, 2008	166,667	12-Aug-09	$0.60	166,667	0.02	$0.60
Issued, August 13, 2008	166,667	13-Aug-09	$0.60	166,667	0.02	$0.60
Issued, August 18, 2008	166,667	18-Aug-09	$0.60	166,667	0.02	$0.60

Balance, September 30, 2008	6,166,672			6,166,672

c.	Net loss per common share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted- average number of common and common equivalent shares outstanding during the period. For the nine month periods ended September 30, 2008 and 2007 and the period from January 3, 2001 [Inception] to September 30, 2008, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. The amounts of common equivalent shares outstanding at each period end are as follows:

	September 30, 2008	September 30, 2007

Securities convertible into shares of common stock, not used because the effect would be anti-dilutive:

Stock warrants related to private equity placements	2,583,335	-
Stock warrants related to convertible notes placements	3,583,334	-
Common stock issuable upon conversion of convertible notes	4,564,262	575,012
Stock warrants related to conversion of convertible notes placements	851,367	575,012
	11,582,297	1,150,022

d.	Stock based compensation

On September 24, 2008, Ameriwest granted 500,000 options to an officer of the company. The options are exercisable at $0.38 until September 24, 2018, and vest equally over a period of three years, with the first third vesting upon grant.

On September 24, 2008, Ameriwest granted 250,000 options to an employee of the company. The options are exercisable at $0.38 until September 24, 2018, and vest equally over a period of two years, with the first half vesting upon grant.

The fair value of the options was estimated at $288,378 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 151%; ii) risk free interest rate of 3.8%; iii) expected option term 5 years calculated pursuant to the terms of SAB 107 as the option grants qualify as “plan vanilla” under the literature; and (iv) no dividend yield and no forfeitures. As at September 30, 2008, Ameriwest has recorded $112,147 in stock based compensation in relation to these options, and another $176,231 will be charged to the statement of operations as the options vest.

	# of Options Issued	Expiry	Exercise Price	Vested	Number Outstanding as at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Balance, December 31, 2007	-			-	-

Issued, September 24, 2008	250,000	24-Sep-18	$0.38	125,000	125,000	4.28	$0.38
Issued, September 24, 2008	500,000	24-Sep-18	$0.38	166,667	166,667	5.71	$0.38

Balance, September 30, 2008	750,000			291,667	291,667

9.	Related party transactions

a.
Pursuant to a management services agreement, Ameriwest paid $7,500 to a former officer and director during the nine month period ended September 30, 2008. This agreement was terminated in February 2008;

b.
Pursuant to a month-to-month verbal agreement, Ameriwest incurred $47,500 in management fees to an officer and director. This amount was due at September 30, 2008, and is included in due to related parties on the balance sheet;

c.
Pursuant to a month-to-month verbal agreement, Ameriwest incurred $32,500 in management fees to a director. This amount was due at September 30, 2008 and is included in due to related parties on the balance sheet;

d.
Pursuant to an employment agreement effective June 5, 2008, Ameriwest incurred $28,125 in executive compensation to an officer. Of this amount, $3,750 was due at September 30, 2008 and is included in due to related parties on the balance sheet;

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

g.
Effective May 1, 2008, Ameriwest entered into an assignment of revenues agreement with Muddy Mineral Exploration LLC, a company whose assets are partially owned by Ameriwest’s President and a director. Pursuant to this agreement, Ameriwest has accrued $48,972 due to Muddy for oil in tank at May 1, 2008. This amount is included in due to related parties on the balance sheet;

h.	On May 30, 2008 Ameriwest signed a Purchase and Sale Agreement with Geochem Exploration, LLC, a company solely owned by Ameriwest’s President.

10.	Commitments

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

c.	Effective March 1, 2008, Ameriwest entered into a month-to-month lease agreement for office space, for monthly fees of $700.

11.	Legal Proceedings

On or about September 28, 2007, Ameriwest filed a complaint in the Second Judicial District Court of the State of Nevada against Penson Financial Services Canada, PI Financial Corporation, Haywood Securities, Inc., Raymond James, Inc., Westminster Securities Corporation, Pershing LLC, Merrill Lynch & Co., Inc., The Hill Thompson Group, Ltd., Private Equity Securities, Inc., Brokington Securities, Inc., Fordham Financial Management, Inc., Legent Clearing, LLC, First Clearing, LLC, The Depository Trust Company (“DTC”) and National Securities Clearing Corporation (“NSCC”) for declaratory and injunctive relief. On or about May 4, 2007, Ameriwest announced a 3.6 to 1 forward stock split for stockholders of record and on May 14, 2007, Ameriwest’s transfer agent filed a verification form with NASDAQ verifying the stock split and issued post-split stock certificates. On or about June 12, 2007, Ameriwest amended its Articles of Incorporation changing its name from “Henley Ventures, Inc.” to “South Sea Energy Corporation.” On June 29, 2007 NASDAQ announced a 3.6 to 1 forward stock split for Ameriwest’s shares with a record date of July 2, 2007 along with the name change. As a result of such announcement and despite the stock split already having occurred prior to such announcement by NASDAQ, DTC and/or NSCC made the announcement of the stock split to First Clearing and Legent. First Clearing and Legent then forward split Ameriwest’s shares again 3.6 to 1 which resulted in overdeliveries of Ameriwest’s shares to various purchasers. Ameriwest has knowledge and belief that over 90% of the overdelivered shares are being held by various purchasers in their unclaimed suspense accounts. Ameriwest filed an action for declaratory and injunctive relief to cause the overdelivered shares to be returned to their rightful owners, and for all relevant parties to correct their respective ledger accounts.

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

On August 24, 2007, we entered into an assignment agreement with Pin Petroleum Partners Ltd. (“Pin”), whereby Pin agreed to assign its rights and obligation under a certain letter of intent with Muddy Minerals, LLC (“Muddy”), to a property referred to as the South Glenrock “C” oil field, located in Converse County, Wyoming for the aggregate sum of $550,000. Under the terms of the letter of intent we assumed, we agreed to acquire the oil field, together with a 78% net royalty interest in the oil field for the aggregate sum of $5,000,000. In concert with our intention to focus our business endeavors on the U.S. oil and gas sector, we appointed a new President and director on August 24, 2007, and on August 28, 2007, we merged with and into our wholly owned subsidiary, Ameriwest Energy Corp. resulting in Ameriwest Energy Corp. being the surviving corporation. On May 31, 2008, we entered into an amendment to the agreement with Muddy whereby we agreed to amend the terms of the letter of intent as follows: (i) extend the closing date to September 1, 2008; (ii) $1,750,000 that has been paid to Muddy is non-refundable and deemed earned by Muddy and shall be credited toward the purchase price at closing; and (iii) in consideration for extending the closing date, we agreed to pay Muddy two additional payments in the amounts of $194,575.34 and $105,424.66, respectively. On September 1, 2008, we entered into an amendment agreement with Muddy whereby we agreed to amend the terms of the letter of intent as follows: (i) extend the closing date to December 15, 2008; and (ii) in consideration for extending the closing date, we agreed to pay Muddy the sum of $100,000 including accrued interest on the remaining payments calculated from June 1, 2008 through December 15, 2008.

On March 19, 2008, we entered into an exclusive option agreement with Hot Springs Resources, Ltd. to purchase certain assets of Hot Springs including (i) wells, well bores, leases, contracts, records, books, equipment, buildings, etc., and (ii) not less than a working interest of 95% at a 79.9% net revenue interest in certain acreage inside the Burch Ranch Unit, a working interest of 100% at an 82% net revenue interest in leases outside of the Burch Ranch Unit and all of Hot Springs’ interest in a leasehold attached to or held by unit, other formations and hydrocarbon substances, for the aggregate purchase price of $4,280,000 and the issuance of 400,000 shares of our common stock. The option expired on September 17, 2008. The parties have a verbal agreement to renegotiate the terms of the option when financing for the project is available.

On April 15, 2008, we entered into an exclusive option agreement with Alpha Development Corporation and JK Minerals, Inc. (“Optionors”) to purchase certain assets of its Cold Creek Unit and adjacent leases including (i) wells, well bores, casing, leases, contracts, hydrocarbon substances, records, books, documents, licenses, reports and data, tangible depreciable property and assets such as pumping units and all equipment used in the production of hydrocarbon substances at Cole Creek, and (ii) a working interest of about 35% at the net revenue interest that exists as of April 15, 2008, in all leases and wells in all formations that are below the base of the Shannon Formation, and the sellers’ working interest in all depths and formations from the surface to the base of the Shannon Formation (which was approximately 68% working interest at 77% net revenue interest when the sellers previously purchased that interest), for the aggregate purchase price of $10,000,000. On June 25, 2008, we entered into an amendment agreement with Optionors whereby Optionors agreed to extend the closing of the transaction to October 30, 2008 provided that we made payments of $200,000 to Optionors no later than August 18, 2008 and $150,000 no later than September 17, 2008. In the event we do not exercise the option, such extension payments totaling $350,000 shall be forfeited and retained by Optionors. The option expired on September 17, 2008. The parties have a verbal agreement to renegotiate the terms of the option when financing for the project is available.

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

On August 21, 2008, we entered into a Farmout and Area of Mutual Interest (AMI) Agreement with Tyler Rockies Exploration, Ltd., a Texas limited partnership (“TRE”) where in consideration for $50,000, we have the right to earn up to a 50% ownership interest in oil and gas leasehold rights to approximately 2,800 gross acres within the Geary Prospect lands located in Natrona and Converse counties, Wyoming. We agreed to commence drilling of a well within the AMI on or before May 1, 2009. After we have drilled 3 wells to the contract depth of the Dakota Formation, TRE will assign and convey 50% of its interest in the AMI to us. We will operate the wells and receive a 75% Net Revenue Interest.

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

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital. We expect no significant changes in the number of employees over the next 12 months.

We will be initiating drilling operations in the next several months, and together with increasing current production, we may have some significant ongoing capital expenditures. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believes certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.  As of, and for the nine months ended, September 30, 2008, there have been no material changes or updates to our Company’s critical accounting policies other than the  updated information relating to the asset retirement obligation, revenue and cost recognition and the full cost method.

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

During the year ended December 31, 2007, we effected a change in our business focus to the acquisition, exploration, development and production of oil and gas assets from the acquisition and development of mineral properties. Due to the significant changes, part of our results for the years ended December 31, 2007 and 2006 are likely to be in the future reported as discontinued operations, and we believe that a comparison of results of operations for the three and nine month periods ended September 30, 2008 and 2007 should not be relied on as an indication of future performance.

Comparison of Three and Nine month periods ended September 30, 2008 and September 30, 2007

Revenues
During the three and nine month periods ended September 30, 2008, we earned revenues from the sale of oil totaling $99,019 and $99,019, respectively, as compared to $nil and $nil, respectively, for the three and nine month periods ended September 30, 2007. This increase in revenue was solely attributable to an assignment of oil production from Muddy to us as of May 1, 2008.

General and administrative expenses

During the three and nine month periods ended September 30, 2008, we incurred total expenses of $1,324,892 and $1,760,488, respectively, as compared to $358,317 and $393,545, respectively, for the three and nine month periods ended September 30, 2007. These expenses were related mainly to executive compensation and to marketing and investor relations activities. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

During the three and nine month periods ended September 30, 2008, we incurred $199,644 and $500,357, respectively, in financing costs, interest, accretion of asset retirement obligations and accretion and discount on convertible notes, as compared to $11,323 and $12,462, respectively, for the three and nine month periods ended September 30, 2007.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early stage of exploration of our properties.

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $38,096, and working capital deficiency of $1,802,620. During the nine month period ended September 30, 2008, our primary sources of cash were proceeds of private sales of equity and convertible notes, and funds generated from operations. We are currently seeking further financing and we believe that that will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the nine month period ended September 30, 2008, we used net cash of $266,636 in operations. Net cash from operating activities reflected $25,283 in prepaid expenses and deposits, an increase in accounts payable of $226,058, an increase in amounts due to related parties of $332,722 and an increase in accounts receivable of $24,622. Investment activities used $2,215,513 of cash during the period related to the acquisition of oil and gas properties and deferred acquisition costs.

We raised $2,150,000 during the nine month period ended September 30, 2008 from the proceeds of convertible notes and $370,000 from the issuance of common stock.

Our current cash requirements are significant due to contemplated acquisition and planned exploration and development of the various projects. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2008, as we look to expand our asset base and fund exploration and development of our properties.

Recent Financings

Convertible notes – short term
On June 6, 2007, we received convertible loan proceeds of $66,946. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $8,841 in interest in relation to the note.

On June 13, 2007, we received convertible loan proceeds of $150,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $189,521 in interest in relation to the note.

On July 3, 2007, we received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. An amount of $68,489 was recorded on July 3, 2007 in additional paid-in capital, representing the relative fair value of the beneficial conversion feature in connection with the $100,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $4,381, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At September 30, 2008, we accrued $12,466 in interest in relation to the note.

On August 16, 2007, we received loan proceeds of $30,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $20,804 was recorded on August 16, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $30,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $1,387, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At September 30, 2008, we accrued $3,378 in interest in relation to the note.

On November 6, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $35,113 was recorded on November 6, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $2,450, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At September 30, 2008, we accrued $4,507 in interest in relation to the note.

On November 20, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $34,952 was recorded on November 20, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $2,380, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At September 30, 2008, we accrued $4,315 in interest in relation to the note.

On November 26, 2007, we received loan proceeds of $10,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $6,882 was recorded on November 26, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $10,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. During the quarter ended June 30, 2008, Ameriwest reduced the amount recorded to additional paid in capital by $440, representing the change in the relative fair value of the beneficial conversion feature following a change in estimate in the contractual term. At September 30, 2008, we accrued $847 in interest in relation to the note.

Convertible notes – long term
On October 2, 2007, we received loan proceeds of $500,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 833,333 shares of our common stock in connection with this note, expiring on October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $29,918 in interest in relation to the note. The convertible note is presented net of a discount of $251,026 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $248,974 of the discount in relation to the note.

On March 3, 2008, we received loan proceeds of $50,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 83,333 shares of our common stock in connection with this note, expiring on March 3, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $1,734 in interest in relation to the note. The convertible note is presented net of a discount of $29,808 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $5,607 of the discount in relation to the note.

On March 10, 2008, we received loan proceeds of $150,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 250,000 shares of our common stock in connection with this note, expiring on March 10, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $5,030 in interest in relation to the note. The convertible note is presented net of a discount of $102,508 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $15,111 of the discount in relation to the note.

On March 17, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on March 17, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $3,238 in interest in relation to the note. The convertible note is presented net of a discount of $54,459 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $10,426 of the discount in relation to the note.

On March 25, 2008, we received loan proceeds of $250,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 416,667 shares of our common stock in connection with this note, expiring on March 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $7,767 in interest in relation to the note. The convertible note is presented net of a discount of $142,514 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $24,806 of the discount in relation to the note.

On April 15, 2008, we received loan proceeds of $300,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 500,000 shares of our common stock in connection with this note, expiring on April 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $8,285 in interest in relation to the note. The convertible note is presented net of a discount of $212,006 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $23,671 of the discount in relation to the note.

On May 12, 2008, we received loan proceeds of $300,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 500,000 shares of our common stock in connection with this note, expiring on May 12, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $6,953 in interest in relation to the note. The convertible note is presented net of a discount of $186,483 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $21,067 of the discount in relation to the note.

On May 15, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on May 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $2,268 in interest in relation to the note. The convertible note is presented net of a discount of $64,354 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $6,780 of the discount in relation to the note.

On June 2, 2008, we received loan proceeds of $400,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 666,667 shares of our common stock in connection with this note, expiring on June 2, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $7,890 in interest in relation to the note. The convertible note is presented net of a discount of $319,195 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $18,264 of the discount in relation to the note.

On July 16, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on July 16, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $1,249 in interest in relation to the note. The convertible note is presented net of a discount of $71,148 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $3,382 of the discount in relation to the note.

On July 25, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on July 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $1,101 in interest in relation to the note. The convertible note is presented net of a discount of $60,238 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $3,168 of the discount in relation to the note.

On August 12, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on August 12, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $802 in interest in relation to the note. The convertible note is presented net of a discount of $63,732 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $1,500 of the discount in relation to the note.

On August 13, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on August 13, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $789 in interest in relation to the note. The convertible note is presented net of a discount of $63,724 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $1,517 of the discount in relation to the note.

On August 18, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on August 18, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At September 30, 2008, we accrued $707 in interest in relation to the note. The convertible note is presented net of a discount of $54,171 at September 30, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years. At September 30, 2008, we accreted $1,592 of the discount in relation to the note.

Subsequent to our fiscal quarter ended September 30, 2008, on October 16, 2008, we received loan proceeds of $60,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 100,000 shares of our common stock in connection with this note, expiring on October 16, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.

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

Not Applicable

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

In performing this assessment, management identified the following material weaknesses: absence of adequate segregation of duties relating to oversight and management of our systems. In light of the conclusion that our internal control over financial reporting was not effective, our management designed a plan in the fiscal year ended December 31, 2007, intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting. Our management has implemented portions of, and is in the process of implementing the remainder of this plan through the implementation of certain remedial measures, which include:

1.
Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified). We began some of these improvements in November 2007 and will continue to identify and make necessary improvements for the foreseeable future.

2.
The segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts. We completed material improvements in February 2008, specifically segregating daily accounting and administrative duties to more effectively process, record, summarize and report information required to be disclosed in our periodic reports.

3.	Retaining the services of an experienced chief financial officer to enhance our financial reporting capabilities. We retained an experienced chief financial officer in June 2008.

4.
Establishing an audit committee comprised of independent directors. We estimate establishing such a committee in the second quarter of fiscal year 2009 after we reach a firmer financial position and complete certain key acquisitions.

While our management continues to evaluate the on-going costs of these remediation efforts, we estimate the costs of further improvements may be in excess of $300,000 per year. We believe that our improvements to date have cost approximately $100,000.

No additional material remedial measures were taken during the quarter ended September 30, 2008. Accordingly, there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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
We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our success is significantly dependent on completing planned acquisition and meeting business objectives. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the initial stages of developing our oil reserves and have recently begun producing and selling oil from our recent acquisitions and strategic alliances. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have incurred losses in prior periods and may incur losses in the future.
We incurred net losses of $3,136,278 for the period from January 3, 2001 (inception) to September 30, 2008. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future operating revenue is dependent upon the performance of our properties.
Our future operating revenue depends upon our ability to profitably operate our existing properties by drilling and completing wells that produce commercial quantities of oil and our ability to expand our operations through the successful implementation of our plans to explore, acquire and develop additional properties. The successful development of oil properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact. No assurance can be given that we can produce sufficient revenue to operate our existing properties or acquire additional oil producing properties and leases. We may not discover or successfully produce any recoverable reserves in the future, or we may not be able to make a profit from the reserves that we may discover. In the event that we are unable to produce sufficient operating revenue to fund our future operations, we will be forced to seek additional, third-party funding, if such funding can be obtained. Such options would possibly include debt financing, sale of equity interests in the Company, joint venture arrangements, or the sale of oil and gas interests. If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations. If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.
We will require additional funds to continue our oil exploration and production activities, and to take advantage of any available business opportunities. Historically, we have financed our expenditures primarily with proceeds from the sale of debt and equity securities, and bridge loans from our officers and stockholders. In order to meet our obligations or acquire an operating business, we will have to raise additional funds. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

Any failure to meet our debt obligations or the occurrence of a continuing default under our debt instruments would adversely affect our business and financial condition.
We have issued both short and long term promissory notes totaling approximately $3,107,000 and we anticipate additional debt obligations to finance our business objectives. Our ability to meet our current and future debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control.  If our cash flow is not sufficient to service our debt, we may be required to refinance the debt, sell assets or sell shares of common stock on terms that we do not find attractive, if it can be done at all.

We own rights to oil properties that have not yet been developed.
We own rights to oil properties that have limited or no development. There are no guarantees that our properties will be developed profitably or that the potential oil resources on the property will produce as expected if they are developed.

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

Inherent risk in drilling

Drilling for oil involves numerous risks, including the risk that we will not encounter commercially productive oil reservoirs. The wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude is present or may be produced economically. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•	fires, explosions, blowouts and surface cratering;

•	uncontrollable flows of oil and formation water;

•	environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;

•	other adverse weather conditions; and

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

Certain future drilling activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

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

Our oil operations involve substantial costs and are subject to various economic risks.
Our oil operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. The cost and length of time necessary to produce any reserves may be such that it will not be economically viable. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. We also face the risk that the oil reserves may be less than anticipated, that we will not have sufficient funds to successfully drill on the property, that we will not be able to market the oil due to a lack of a market and that fluctuations in the prices of oil will make development of those leases uneconomical. This could result in a total loss of our investment.

A substantial or extended decline in oil and gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations as well as our ability to meet our capital expenditure obligations and financial commitments to implement our business plan.
 Any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices. Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to potentially wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include:

•	the domestic and foreign supply of oil and natural gas;

•	the ability of members of the Organization of Petroleum Exporting Countries and other producing countries to agree upon and maintain oil prices and production levels;

•	political instability, armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;

•	the level of consumer product demand;

•	the growth of consumer product demand in emerging markets, such as China and India;

•	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand of oil and natural gas;

•	domestic and foreign governmental regulations and other actions;

•	the price and availability of alternative fuels;

•	the price of foreign imports;

•	the availability of liquid natural gas imports; and

•	worldwide economic conditions.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil we can produce economically, if any. A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity, and may require a reduction in the carrying value of our oil properties. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase.

Governmental and environmental regulations could adversely affect our business.
Our business is subject to federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing of oil and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste, unitization and pooling of properties and other matters. These laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil wells and other facilities. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenues.

Our operations are also subject to complex environmental laws and regulations adopted by the various jurisdictions in which we have or expect to have oil operations. We could incur liability to governments or third parties for any unlawful discharge of oil or other pollutants into the air, soil or water, including responsibility for remedial costs. We could potentially discharge these materials into the environment in any of the following ways:

•	from a well or drilling equipment at a drill site;

•	from gathering systems, pipelines, transportation facilities and storage tanks;

•	damage to oil wells resulting from accidents during normal operations; and

•	blowouts, cratering and explosions.

Because the requirements imposed by laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by the former operators.

Title to the properties in which we have an interest may be impaired by title defects.
Our general policy is to obtain title opinions on significant properties that we drill or acquire. However, there is no assurance that we will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. Generally, under the terms of the operating agreements affecting our properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.
Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services and equipment has risen, and the costs of these services and equipment are increasing. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in Wyoming, we could be materially and adversely affected because our operations and properties are concentrated in Wyoming.

We depend on the skill, ability and decisions of third party operators to a significant extent.
The success of the drilling, development and production of the oil properties in which we have or expect to have a working interest is substantially dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

We are subject to risks arising from the failure to fully identify potential problems related to acquired reserves or to properly estimate those reserves.
Although we perform a review of the acquired properties that we believe is consistent with industry practices, such reviews are inherently incomplete. It generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher-value properties and will sample the remainder, and depend on the representations of previous owners. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved oil reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates.

If we grant employee share options and other share-based compensation, our net income could be adversely affected.
If we grant share purchase options to directors and employees, we will account for options granted in accordance with FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, if we were to grant options to directors and employees, we would have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other equity incentive based compensation, our net income could be adversely affected.

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

Our Board of Directors may designate and authorize issuance of preferred shares which could have rights, preferences or privileges in priority to our common stock holders, and which may further dilute common stock holders. Our Board of Directors has the authority to issue shares of Preferred Stock and to determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of these shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. At this time, the Company has no present plans to issue any Preferred Stock.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.
Although our common stock is quoted on the OTCBB under the symbol “AWEC,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, August 13 and August 18, 2008, respectively, we issued three separate convertible notes to foreign accredited investors in the amount of $100,000 each, for aggregate proceeds of $300,000. The amount of each note is unsecured and is due in two years. The principal amount of each note bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.60 per share. If within 18 months of the date of issuance of the particular convertible note, we undertake any subsequent (i) debt financing, the note holder may elect to exchange all or a portion of the outstanding balance of the note for a new note upon the same terms as the debt financing, (ii) equity financing, the note holder may elect to exchange its shares of our common stock on an as-converted basis for securities issued in the equity financing according to the following ratio: (Number of as-converted shares multiplied by the conversion price of the original convertible note, as adjusted in accordance with such note) divide by (the price per share of our securities sold in the equity financing). We also issued warrants to the investors to purchase an aggregate of 500,001 shares of our common stock in relation to these notes, expiring in two years. Each warrant is exercisable at $0.60 for the first year and at $0.90 for the second year. Neither the warrants or common stock issuable upon exercise of the warrant are subject to the exchange rights. We offered and sold the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Subsequent to our fiscal quarter ended September 30, 2008, on October 16, 2008, we issued a convertible note to a foreign accredited investor in the amount of $60,000. The amount of the note is unsecured and is due in two years. The principal amount of the note bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.60 per share. If within 18 months of the date of issuance of the note, we undertake any subsequent (i) debt financing, the note holder may elect to exchange all or a portion of the outstanding balance of the note for a new note upon the same terms as the debt financing, (ii) equity financing, the note holder may elect to exchange its shares of our common stock on an as-converted basis for securities issued in the equity financing according to the following ratio: (Number of as-converted shares multiplied by the conversion price of the original convertible note, as adjusted in accordance with such note) divide by (the price per share of our securities sold in the equity financing). We also issued warrants to the investor to purchase an aggregate of 100,000 shares of our common stock in relation to this note, expiring in two years. Each warrant is exercisable at $0.60 for the first year and at $0.90 for the second year. Neither the warrants or common stock issuable upon exercise of the warrant are subject to the exchange rights. We offered and sold the convertible notes and warrants in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At a Special Meeting of Shareholders held on September 2, 2008 at the our headquarters, 123 West 1st Ave., Suite 215, Casper, Wyoming 82601, the shareholders approved the adoption of our 2008 Equity Incentive Plan.

	Votes				Broker Non-
	For	Against	Withheld	Abstention	Votes
Eq2008 Equity Incentive Plan	27,919,464	—	—	—	—

ITEM 5. OTHER INFORMATION.

On September 1, 2008 (the “Effective Date”), we entered into a Fourth Amendment (the “Fourth Amendment”) to the Letter of Intent with Muddy Mineral Exploration, LLC, a Wyoming limited liability company (“Seller”) dated July 18, 2007, as amended October 1, 2007, March 19, 2008 and May 31, 2008 (the “LOI”).

Under the terms of the LOI, Seller agreed to sell its working interest and net royalty interest in and to the South Glenrock “C” oil field in Wyoming in exchange for an aggregate purchase price of $5,000,000 (the “Purchase Price”).

Under the terms of the Fourth Amendment, the parties agreed to amend the terms of the LOI as follows: (i) the parties shall enter into a definitive agreement by December 15, 2008; (ii) the closing shall occur on or before December 15, 2008 (the “Closing”); (iii) $1,750,000 that has been paid to the Seller is non-refundable and deemed earned by the Seller and shall be credited to the Purchase Price at Closing; (iv) the remaining balance of the Purchase Price of $3,250,000 shall be paid on or before the Closing; and (v) in consideration for extending the foregoing dates, we agreed to pay Seller the sum of $100,000 plus accrued interest on the remaining balance of the Purchase Price from June 1, 2008 through December 15, 2008, not to exceed $100,000.

ITEM 6.     EXHIBITS.

Exhibit Index

3.1	Articles of Incorporation, as amended (incorporated by reference from Form SB-2 filed on February 1, 2005, Form 8-K filed on June 19, 2007, and Form 8-K filed on August 27, 2007)

3.2	Bylaws (incorporated by reference from Form SB-2 filed on February 1, 2005)

10.1	Farmout and AMI Agreement dated August 21, 2008 with Tyler Rockies Exploration Ltd. (incorporated by reference from Form 8-K filed on August 27, 2008)

31.1	Section 302 Certification– Principal Executive Officer

31.2	Section 302 Certification– Principal Financial Officer and Principal Accounting Officer

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002– Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ameriwest Energy Corp.

Date: November 19, 2008
	By:	/s/ Walter Merschat
Walter Merschat
President