Form 10-K
period 2008-12-31
AMERIWEST ENERGY CORP.
filed 2009-04-21
CIK 1162200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2008
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-52034
AMERIWEST ENERGY CORP.
(Exact name of registrant as specified in Its Charter)
Nevada	98-0359930
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
123 West 1st Ave., Suite 215, Casper, WY 82601
(Address of Principal Executive Offices) (zip code)
Registrant’s telephone number, including area code:  (307) 472-5193
Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

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
YES ☐	NO ☒
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $25,789,581 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of April 14, 2009, there were 61,173,741 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K	38

SIGNATURES		40

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

On May 30, 2008 we entered into a Purchase and Sale Agreement with Geochem Exploration, LLC, a Wyoming limited liability company (“Geochem”) and acquired from Geochem, 100% working interest and 80% net royalty interest in the Skull Valley Prospect in Tooele County, Utah for the aggregate purchase price of $400,000.  We committed to spud, drill and complete a well on the property no later that March 31, 2009. As of the date of this Report, we have not spudded, drilled and completed a well and as such are in default of our obligations under the agreement, which will likely result in a reversion of our interest in the Prospect back to Geochem.

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

Subsequent to our fiscal year ended December 31, 2008, on February 25, 2009, we entered into a Farmout Agreement with Wold Oil Properties, Inc., a Wyoming corporation (“Wold”) where we have the right to earn up to a 100% ownership interest in oil and gas leasehold rights to approximately 320 net acres within certain land located in Natrona and Converse counties, Wyoming. We agreed to commence drilling of a test well within such lands on or before August 1, 2009. After we have drilled an initial test well to the contract depth of 8,000 feet, Wold will assign and convey to us, 100% of its interest in the drillsite spacing unit and participating area, and 65% of its operating rights in the one-half block of the land where the test well was drilled. We will operate the actual well drilled and receive a 80% Net Revenue Interest.

Subsequent to our fiscal year ended December 31, 2008, on March 30, 2009, we entered into an Agreement to Operate South Glenrock Block “C” And Extension of Purchase Agreement with Muddy. Under the agreement, both Muddy and we agreed to (i) extend the closing date to June 1, 2009, (ii) reduce the purchase price to $4,000,000, (iii) confirm that the amount of $1,750,000 we previously paid towards the purchase price is non-refundable, (iv) confirm that we shall operate and manage South Glenrock oilfield until the closing date or upon termination of the agreement and entitled to all revenue generated from such oilfield, and (v) assign all our interest in South Glenrock “C” upon termination of the agreement.

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

Subject to available financing, we plan to initiate drilling operations in the next several months, and together with increasing current production, we may have some significant ongoing capital expenditures. We believe that, with our current efforts to raise capital, we should have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Dividends

We have not, and currently do not intend to, pay dividends. Any change in this current intention is in the discretion of the Board of Directors.

Employees

As of December 31, 2008, we had two full time employees. We currently utilize temporary contract labor throughout the year to address business and administrative needs.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The duration or severity of the current global economic downturn and disruptions in the financial markets, and their impact on Ameriwest, are uncertain.
The oil industry generally is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on the oil industry. These events have contributed to an unprecedented decline in crude oil prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability. While we believe that the long-term prospects for oil remain bright, we are unable to predict the duration or severity of the current global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions, will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition or results of operations.

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
We incurred net losses of $6,606,098 for the period from January 3, 2001 (inception) to December 31, 2008. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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
We have issued both short and long term promissory notes totaling approximately $3,236,946 and we anticipate additional debt obligations to finance our business objectives. Our ability to meet our current and future debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control.  If our cash flow is not sufficient to service our debt, we may be required to refinance the debt, sell assets or sell shares of common stock on terms that we do not find attractive, if it can be done at all.

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
Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 720,000,000 shares of common stock authorized. As of April 14, 2009, we had 61,173,741 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located at 123 West 1st Ave., Suite 215, Casper, Wyoming.  We lease office space on a month-to-month basis, for monthly costs of $700.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board under the symbol “AWEC.” Prior to March 6, 2007 there was no established trading market for our common stock.

The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal 2008	High	Low
First Quarter (January 1-March 31, 2008)	$0.80	$0.32
Second Quarter (June 30, 2008)	$0.76	$0.45
Third Quarter (September 30, 2008)	$0.70	$0.04
Fourth Quarter (December 31, 2008)	$0.34	$0.04

The closing price for our common stock on December 31, 2008 was $0.06.

Stockholders

As of February 17, 2009, there were 54,278,002 shares of common stock issued and outstanding held by 18 stockholders of record (not including street name holders).

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008 regarding our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	750,000	$0.38	4,650,000
Equity compensation plans not approved by security holders	-	$-	-
Total	750,000	$0.38	4,650,000

(1)	Includes securities to be issued under the Company’s 2008 Equity Incentive Plan

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

The discussion and financial statements contained herein are for our fiscal year ended December 31, 2008 and December 31, 2007. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We reported total current assets of $84,557 at December 31, 2008, consisting of cash of $51,174, receivables of $6,378 and prepaid expenses and deposits of $27,005.  Total current liabilities reported of $2,352,777 consisted of $1,021,821 in accounts payable and accrued liabilities, of $377,722 in due to related parties and of $953,234 in convertible notes and interest on convertible notes. We had a working capital deficiency of $2,268,220 at December 31, 2008.   We had long term liabilities of $893,127, representing the long term portion of the convertibles notes, and $32,680 for the asset retirement obligation.

Stockholders' equity decreased from $470,139 at December 31, 2007 to a deficiency position of $3,025,672 at December 31, 2008. This change is due to a net loss of $5,631,646 in the period, subscriptions received and the issuance of notes convertible into units of common stock.

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

On May 30, 2008 we entered into a Purchase and Sale Agreement with Geochem Exploration, LLC, a Wyoming limited liability company (“Geochem”) and acquired from Geochem, 100% working interest and 80% net royalty interest in the Skull Valley Prospect in Tooele County, Utah for the aggregate purchase price of $400,000. We committed to spud, drill and complete a well on the property no later that March 31, 2009. As of the date of this Report, we have not spudded, drilled and completed a well and as such are in default of our obligations under the agreement, which will likely result in a reversion of our interest in the Prospect back to Geochem.

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

Subsequent Events

Subsequent to our fiscal year ended December 31, 2008, on February 25, 2009, we entered into a Farmout Agreement with Wold Oil Properties, Inc., a Wyoming corporation (“Wold”) where we have the right to earn up to a 100% ownership interest in oil and gas leasehold rights to approximately 320 net acres within certain land located in Natrona and Converse counties, Wyoming. We agreed to commence drilling of a test well within such lands on or before August 1, 2009. After we have drilled an initial test well to the contract depth of 8,000 feet, Wold will assign and convey to us, 100% of its interest in the drillsite spacing unit and participating area, and 65% of its operating rights in the one-half block of the land where the test well was drilled. We will operate the actual well drilled and receive a 80% Net Revenue Interest.

Subsequent to our fiscal year ended December 31, 2008, on March 30, 2009, we entered into an Agreement to Operate South Glenrock Block “C” And Extension of Purchase Agreement with Muddy. Under the agreement, both Muddy and we agreed to (i) extend the closing date to June 1, 2009, (ii) reduce the purchase price to $4,000,000, (iii) confirm that the amount of $1,750,000 we previously paid towards the purchase price is non-refundable, (iv) confirm that we shall operate and manage South Glenrock oilfield until the closing date or upon termination of the agreement and entitled to all revenue generated from such oilfield, and (v) assign all our interest in South Glenrock “C” upon termination of the agreement.

Cash and Cash Equivalents

As of December 31, 2008, we had cash of $51,174.  As such, we anticipate that we will have to raise additional capital through debt or equity financings to fund our operations and execute our business plan during the next 6 to 12 months.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our audited financial statements for the fiscal year ended December 31, 2008. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

At December 31, 2008 and 2007, Ameriwest’s oil and gas interests and deferred acquisitions costs were located in one geographical segment, being the United States of America.

Ceiling test
The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of unproved and proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2008 and 2007, total capitalized costs were $3,026,925 and $nil respectively, all of which were subject to the ceiling test for impairment.  At December 31, 2008, Ameriwest has reviewed these capitalized costs for impairment and determined that the total costs were subject to impairment.

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

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  Ameriwest recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  Oil and gas properties accounted for using the full cost method of accounting; a method utilized by Ameriwest, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.  There were $3,925,066 in impairment losses in 2008 and $nil in 2007.
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

Results of Operations

For the Fiscal Year Ended December 31, 2008

During the period ended December 31, 2007, we effected a change in our business focus to the acquisition, exploration, development and production of oil and gas assets from the acquisition and development of mineral properties.   During the fiscal year ended December 31, 2008, we impaired all of our oil and gas assets due to the uncertainty to complete the acquisition, and/or to complete the work programs.  Due to these significant changes, part of our results for the year ended December 31, 2008 and 2007 are likely to be in the future, reported as discontinued operations, and we believe that a comparison of results of operations for the fiscal years ended December 31, 2008 and 2007 should not be relied on as an indication of future performance.

	December 31,

	2008	2007

Operator fees, Net	$28,318	$-

Expenses
Contribution rent	-	1,650
Contribution services	-	5,534
Compensation	295,272	49,214
Acquisition and exploration costs	3,925,066	183,230
Marketing and investor relations	249,145	148,276
Accretion of asset retirement obligation	2,684	-
Office, general and administrative expenses	175,566	36,789
Professional fees	319,357	135,890
Total operating expenses	(4,967,090)	(560,583)

Net income (loss) from operations	(4,938,772)	(560,583)

Interest income	83	-
Interest expense	(692,957)	(254,768)
Net loss for the period	$(5,631,646)	$(815,351)

General and administrative expenses

During the fiscal year ended December 31, 2008, we incurred total operating expenses of $4,967,090, as compared to $560,583 for the year ended December 31, 2007. Aside from the impairment charges, these expenses were related mainly to executive compensation and to marketing and investor relations activities. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Acquisition costs

In April 2008, we entered into an option agreement with Alpha Development Corporation and JK Minerals, Inc. to purchase certain assets of Alpha.  In September 2008, we wrote off $ $870,846 in acquisition costs related to this agreement.

In June 2007, we entered into a letter of intent to participate in the development and exploration of a coal bed methane project in East Kalimatan, Indonesia. In August 2007, we opted to not complete this acquisition, and accordingly, at December 31, 2007, we wrote off the related acquisition costs totaling $183,230.

In August 21, 2008, we entered into a farmout and area of mutual interest agreement with Tyler Rockies Exploration, Ltd. (“Tyler”) where in consideration for $50,000, we have the right to earn up to a 50% ownership interest in oil and gas leasehold rights to approximately 2,800 gross acres within the Geary Prospect lands located in Natrona and Converse counties, Wyoming.   Under the terms of the agreement, we agreed to commence drilling of a well on or before May 1, 2009.  Upon drilling 3 wells to the contract depth of the Dakota Formation, Tyler will assign and convey 50% of its interest to Ameriwest.

As at December 31, 2008, $50,000 has been paid to Tyler pursuant to the farmout agreement.  However, the  farmout agreements expired on May 1, 2008 and August 1, 2008, respectively. Accordingly, at December 31, 2008, the Geary prospect was fully impaired.

In May 2008, we entered into a Purchase and Sale Agreement with Geochem Exploration, LLC, and acquired an undivided working interest and an eighty percent (80%) net royalty interest in and to the Skull Valley Prospect in Tooele County, Utah, in consideration for an aggregate sum of $400,000.  We have fully impaired the value of our interest in the prospect due to our inability to accurately value such interest in accordance with Guide 2 of the Securities Act.

In August 2007, we entered into a letter of intent, as amended, with Pin Petroleum Partners Ltd. and Muddy Minerals, LLC, to acquire a 99.5% working interest together with a 78% net royalty interest in the property referred to as the South Glenrock “C” Oil Field, located in Converse County, Wyoming, for the aggregate sum of $5,000,000.  Effective May 1, 2008, Muddy assigned its revenues from production to Ameriwest.

Pursuant to the agreement, partial payments are to be credited against the purchase price made by us, giving us the exclusive option to purchase the property.   The current option period will expire on June 1, 2009. We have fully impaired the value of our interest in the oil field due to our inability to accurately value such interest in accordance with Guide 2 of the Securities Act.

Period from inception, January 3, 2001 to December 31, 2008

We have incurred losses in each period since inception and have an accumulated deficit of $6,606,098 at December 31, 2008. We expect to continue to incur losses as a result of expenditures for general and administrative activities.

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $51,174, and working capital deficiency of $2,268,220.  During the period ended December 31, 2008, we funded our operations from limited revenues and the proceeds of private sales of equity and convertible notes. We will need to complete further financings to provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. Given the current economic downturn, tight credit markets and significant drop in crude oil prices, our ability to raise additional capital or on terms favorable to us, may be significantly hampered.  If we are unable to raise the necessary capital to fund our current operations or raise such capital on terms favorable to us, it may have a significant adverse effect on our financial condition and business objectives.

For the period ended December 31, 2008, we had $603,276 used in cash flows provided by operating activities. Net cash from operating activities reflected $16,650 in prepaid expenses and deposits, $6,378 in receivable and an increase in accounts payable and due to related parties of $472,500.  Investment activities used $1,923,295 in cash during the period.

For the period ended December 31, 2008, we had $603,276 used in cash flows provided by operating activities. Net cash from operating activities reflected $16,650 in prepaid expenses and deposits, $6,378 in receivable and an increase in accounts payable and due to related parties of $472.500.  Investment activities used $1,23,295 in cash during the period.

We raised $2,280,000 during the fiscal year ended December 31, 2008 from the proceeds of convertible notes, $380,000 from the issuance of common stock, and used $82,500 for deferred financing costs.

Our current cash requirements are significant due to contemplated acquisition and planned exploration and development projects. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2009, as we look to expand our asset base and fund exploration of our properties.

Recent Financings

Convertible notes – short term
On June 6, 2007, we received convertible loan proceeds of $66,946. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $10,528 in interest in relation to the note.

On June 13, 2007, we received convertible loan proceeds of $150,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $23,301 in interest in relation to the note.

On July 3, 2007, we received loan proceeds of $100,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to our shares at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. Each warrant may be exercised at $0.60 for the first year and at $0.90 for the second year. An amount of $68,489 was recorded on July 3, 2007 in additional paid-in capital, representing the relative fair value of the beneficial conversion feature in connection with the $100,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense.  At December 31, 2008, we accrued $14,986 in interest in relation to the note.

On August 16, 2007, we received loan proceeds of $30,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $20,804 was recorded on August 16, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $30,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. At December 31, 2008, we accrued $4,134 in interest in relation to the note.

On November 6, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $35,113 was recorded on November 6, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense. At December 31, 2008, we accrued $5,767 in interest in relation to the note.

On November 20, 2007, we received loan proceeds of $50,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $34,952 was recorded on November 20, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $50,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense.. At December 31, 2008, we accrued $5,575 in interest in relation to the note.

On November 26, 2007, we received loan proceeds of $10,000. The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated annually. Arrears in payment of the principal or interest will bear interest at 30% per annum, calculated annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per unit, each unit consisting of one share of common stock and one purchase warrant. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. An amount of $6,882 was recorded on November 26, 2007 in additional paid-in capital, representing the fair value of the beneficial conversion feature in connection with the $10,000 note. At December 31, 2007, this beneficial conversion was fully amortized to interest expense..  . At December 31, 2008, we accrued $1,098 in interest in relation to the note.

On October 2, 2007, we received loan proceeds of $500,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 833,333 shares of our common stock in connection with this note, expiring on October 2, 2009. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $37,479 in interest in relation to the note. The convertible note is presented net of a discount of $188,098 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

Convertible notes – long term
On March 3, 2008, we received loan proceeds of $50,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 83,333 shares of our common stock in connection with this note, expiring on March 3, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $2,490 in interest in relation to the note. The convertible note is presented net of a discount of $26,515 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years

On March 3, 2008, we received loan proceeds of $50,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 83,333 shares of our common stock in connection with this note, expiring on March 3, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $2,490 in interest in relation to the note. The convertible note is presented net of a discount of $26,515 at December 31, 2008, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years

On March 10, 2008, we received loan proceeds of $150,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 250,000 shares of our common stock in connection with this note, expiring on March 10, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $7,299 in interest in relation to the note. The convertible note is presented net of a discount of $92,756 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On March 17, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on March 17, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $4,751 in interest in relation to the note. The convertible note is presented net of a discount of $48,246 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On March 25, 2008, we received loan proceeds of $250,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 416,667 shares of our common stock in connection with this note, expiring on March 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $11,548 in interest in relation to the note. The convertible note is presented net of a discount of $127,006 at December 31, 2008, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On April 15, 2008, we received loan proceeds of $300,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 500,000 shares of our common stock in connection with this note, expiring on April 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, 2008, we accrued $12,822 in interest in relation to the note. The convertible note is presented net of a discount of $194,189 at December 31, 2008, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On May 12, 2008, we received loan proceeds of $300,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 500,000 shares of our common stock in connection with this note, expiring on May 12, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $11,490 in interest in relation to the note. The convertible note is presented net of a discount of $169,343 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On May 15, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on May 15, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $3,781 in interest in relation to the note. The convertible note is presented net of a discount of $58,669 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On June 2, 2008, we received loan proceeds of $400,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 666,667 shares of our common stock in connection with this note, expiring on June 2, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $13,940 in interest in relation to the note. The convertible note is presented net of a discount of $299,967 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On July 16, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on July 16, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $2,762 in interest in relation to the note. The convertible note is presented net of a discount of $66,228 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On July 25, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on July 25, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $2,614 in interest in relation to the note. The convertible note is presented net of a discount of $55,282 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On August 12, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on August 12, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $2,318 in interest in relation to the note. The convertible note is presented net of a discount of $59,094 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On August 13, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on August 13, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $2,301 in interest in relation to the note. The convertible note is presented net of a discount of $59,086 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On August 18, 2008, we received loan proceeds of $100,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 166,667 shares of our common stock in connection with this note, expiring on August 18, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $2,219 in interest in relation to the note. The convertible note is presented net of a discount of $49,658 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On October 16, 2008, we received loan proceeds of $60,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.60 per share. The Company also issued a warrant to purchase 100,000 shares of our common stock in connection with this note, expiring on October 16, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year. At December 31, 2008, we accrued $750 in interest in relation to the note. The convertible note is presented net of a discount of $22,586 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On November 10, 2008, we received loan proceeds of $50,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.15 per share. The Company also issued a warrant to purchase 333,333 shares of our common stock in connection with this note, expiring on November 10, 2010. The warrants are exercisable at $0.30 for the first year and at $0.45 for the second year. At December 31, 2008, we accrued $419 in interest in relation to the note. The convertible note is presented net of a discount of $48,840 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

On December 27, 2008, we received loan proceeds of $20,000. The amount is unsecured and is due in two years. The principal amount bears interest at 6% per annum calculated and payable annually. At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of the Company at a rate of $0.10 per share. The Company also issued a warrant to purchase 200,000 shares of our common stock in connection with this note, expiring on December 27, 2010. The warrants are exercisable at $0.30 for the first year and at $0.45 for the second year. At December 31, 2008, we accrued $13 in interest in relation to the note. The convertible note is presented net of a discount of $9,409 at December 31, 2008, representing the unamortized relative fair value of the detachable warrants issued in connection with the note. This discount is being amortized to interest expense over two years.

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

Capital Expenditures

On May 30, 2008 we acquired from Geochem, 100% working interest and 80% net royalty interest in the Skull Valley Prospect in Tooele County, Utah for the aggregate purchase price of $400,000. Additionally, we had acquisition costs which have been deferred pending closing on property acquisitions totaling $110.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At December 31, 2008	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Debt	$0	$0	$0	$0	$0

The above table outlines our obligations as of December 31, 2008 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included following the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(T)A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

In performing this assessment, our management identified the following material weaknesses: absence of adequate segregation of duties relating to oversight and management of our systems. In light of the conclusion that our internal control over financial reporting was not effective, our management designed a plan in the fiscal year ended December 31, 2007, intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting. Our management has implemented portions of, and is in the process of implementing the remainder of this plan through the implementation of certain remedial measures, which include:

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

Changes in Internal Control over Financial Reporting

No additional material remedial measures were taken during the quarter ended December 31, 2008. We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

Sale of Securities

On November 10, 2008, we issued a convertible note to a foreign accredited investor for proceeds of $50,000.  The amount is unsecured and is due in two years.  The principal amount bears interest at 6% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.15 per share.  We also issued a warrant to purchase 333,333 shares of our common stock in connection with this note, expiring on November 10, 2010.  The warrants are exercisable at $0.30 for the first year and at $0.45 for the second year.    We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On December 27, 2008, we issued a convertible note to a foreign accredited investor for proceeds of $20,000.  The amount is unsecured and is due in two years.  The principal amount bears interest at 6% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at a rate of $0.10 per share.  We also issued a warrant to purchase 200,000 shares of our common stock in connection with this note, expiring on December 27, 2010.  The warrants are exercisable at $0.30 for the first year and at $0.45 for the second year.    We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Commercial Agreements

Subsequent to our fiscal year ended December 31, 2008, on February 17, 2009, we entered into an amendment to that certain Assignment of Revenues with Muddy Mineral Exploration, LLC dated May 1, 2008 whereby such assignment would automatically terminate if we apply for the appointment of a receiver, trustee, liquidator or custodian, make a general assignment for the benefit of our creditors, dissolve or liquidate, or commence a voluntary liquidation, reorganization, bankruptcy or insolvency proceeding.

Subsequent to our fiscal year ended December 31, 2008, on February 25, 2009, we entered into a Farmout Agreement with Wold Oil Properties, Inc., a Wyoming corporation (“Wold”) where we have the right to earn up to a 100% ownership interest in oil and gas leasehold rights to approximately 320 net acres within certain land located in Natrona and Converse counties, Wyoming. We agreed to commence drilling of a test well within such lands on or before August 1, 2009. After we have drilled an initial test well to the contract depth of 8,000 feet, Wold will assign and convey to us, 100% of its interest in the drillsite spacing unit and participating area, and 65% of its operating rights in the one-half block of the land where the well was drilled.  We have the right, not the obligation, to drill an actual well within 6 months after the initial test well is drilled. We will operate the well and receive a 80% Net Revenue Interest. The Agreement will continue in effect so long as we have the right to earn the ownership interest in oil and gas leasehold rights.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

Walter Merschat	63	Chairman of the Board; President, Secretary and former Chief Financial Officer
Joseph McQuade	57	Chief Financial Officer
Chris D. Wright	51	Director
Jon Clement Nicolaysen	62	Director

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

Joseph McQuade

Mr. McQuade was appointed as our Chief Financial Officer effective June 5, 2008. Prior to joining us, Mr. McQuade has participated in the oil and gas industry in various finance, accounting and managerial roles for over 35 years. From 1981 through 1998, he served as Vice President of Finance, President or Chairman of the Board of Hawk Industries, Inc., a public oil and gas exploration company with properties in Wyoming, Utah, Colorado, Montana, New Mexico and Oklahoma. From 1998 to 2002, Mr. McQuade served as President and CEO of Allagesh Oil Company, a group of oil and gas royalty partnerships. Most recently from 2003 to the 2007, he served as Chief Financial Officer of Woodworker’s Supply, Inc. Mr. McQuade holds a Bachelor of Science degree from Brigham Young University and a Masters in Business Administration from the University of Wyoming. Additionally, he is a member of the American Institute of Certified Public Accountants and Wyoming Society of Certified Public Accountants.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Except as previously disclosed on our annual report for the year ended December 31, 2007, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted a Code of Ethics applicable to all employees including our principal executive officer and principal financial officer. A copy of the Code of Ethics is attached to this Report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended December 31, 2008 and December 31, 2007. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

						Non- Equity	Non- qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and	Year	($)	($)	($)	($)	($)	($)	($)	($)
Principal Position (a)	(b)	(c)	(d)	(e)(2)	(f)	(g)	(h)	(i)	(j)
Walter Merschat,	2008							$77,500	$77,500
President, Chairman of the Board, and Former Chief Financial Officer (1)
Joseph J. McQuade,	2008	$50,625	$-0-	$-0-	$192,252	$-0-	$-0-	$0	$242,877
Chief Financial Officer (2)
Gregory Leigh Lyons,	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$7,500	$2,500
Former President, Chief Financial Officer and Director(3)	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$2,500	$2,500
Chris D. Wright,	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$15,000	$15,000
Director and Former President(4)
Dennis Mee, Former Chief Financial Officer and Director(5)	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$29,680	$29,680
Alan Charuk, Former President and Chairman of the Board(6)	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Sam Hirji, Former President and Director (7)	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Herbert Moeller, Former Chief Financial Officer, Secretary, Treasurer and Director (8)	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Merschat resigned as our Chief Financial Officer on [June 5, 2008].
(2)	Mr. McQuade became our Chief Financial Officer on June 5, 2008.
(3)	Mr. Lyons resigned as our President, Secretary and Treasurer on January 29, 2008 and from our Board on February 6, 2008.
(4)	Mr. Wright resigned as our President on December 7, 2007.

(5)	Mr. Mee resigned as our President on August 23, 2007 and as our Chief Financial Officer, Secretary, Treasurer and Director on December 27, 2007.
(6)	Mr. Charuk resigned as our President and Director on August 17, 2007.
(7)	Mr. Hirji resigned as our President, Chief Executive Officer and Director on June 15, 2007.
(8)	Mr. Moeller resigned as our Chief Financial Officer, Secretary, Treasurer and Director on May 28, 2007.

We entered into an employment agreement with Joseph J. McQuade on June 5, 2008 for his employment as our Chief Financial Officer. Pursuant to the terms of the employment agreement, Mr. McQuade shall receive a base salary of $7,500 per month, subject to applicable tax withholdings. After the approval of the 2008 Equity Incentive Plan and subject to Board approval, Mr. McQuade is also to receive a stock option for 500,000 shares of the our common stock, subject to a three-year vesting period. In the event that Mr. McQuade’s employment is terminated without cause, Mr. McQuade shall be eligible to receive a termination payment equal to two (2) months’ base salary.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about outstanding option and stock awards held by the named executive officers as of December 31, 2008. The related compensation cost of awards granted in fiscal 2008 are also disclosed in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Walter Merschat	-	-	-	-	-	-	-	-	-
Joseph J. McQuade	166,667	-	333,333	0.38	9/24/2018	-	-	-	-
Gregory Leigh Lyons	-	-	-	-	-	-	-	-	-
Chris D. Wright	-	-	-	-	-	-	-	-	-
Dennis Mee	-	-	-	-	-	-	-	-	-
Alan Charuk	-	-	-	-	-	-	-	-	-
Sam Hirji	-	-	-	-	-	-	-	-	-
Herbert Moeller	-	-	-	-	-	-	-	-	-

Termination Payments

Under the employment agreement entered into with Joseph McQuade, in the event that Mr. McQuade’s employment is terminated without cause, Mr. McQuade shall be eligible to receive a termination payment equal to two (2) months’ base salary.

Director Compensation

Our directors are reimbursed for actual expenses incurred in attending Board meetings.  There is no other compensation arrangement with directors, and the directors did not receive any compensation in the fiscal years ending December 31, 2008 and 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 17, 2009, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title or Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class

Common Stock	Walter Merschat(3)	2,000,000	(5)	3.73%
Common Stock	Pillion Investments Ltd.(4)	4,000,000	(5)	7.46%

Common Stock	Jon Clement Nicolaysen(3)	4,000,000	(5)	7.46%

Common Stock	Ownership of all directors and officers as a group	10,000,000		18.42%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

(3)	Address is 123 West 1st Street, Suite 215, Casper, Wyoming 82601.

(4)	Pillion Investments Ltd. is wholly-owned by Chris D. Wright, one of our directors. Address is 2410-650 West Georgia, Vancouver, British Columbia, Canada V6B4N7

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our board of directors has adopted a code of ethics, which prohibits conflicts of interest between a director, officer or employee and the Company. The code requires directors, officers and employees to inform the Company of any transaction that involves related parties and that may give rise to a conflict of interest. Our board reviews related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Our President and Chairman, Walter Merschat, owns fifty percent of Muddy Minerals, LLC, a Wyoming corporation that holds 99.5% working interest in the South Glenrock “C” oil field in Converse County, Wyoming. As previously disclosed in a current report on Form 8-K filed with the SEC on August 27, 2007, we entered into an agreement and subsequent amendments to acquire such interest for $4,000,000.  Mr. Merschat’s interest if we conclude the acquisition would be approximately $2,000,000. On May 1, 2008, Muddy assigned all of its ongoing revenues from such oil field to us.  In addition, Mr. Merschat is the sole owner of Geochem Exploration, LLC, a Wyoming limited liability company that holds 100% working interest in the Skull Valley Prospect in Tooele County, Utah. As previously disclosed in a current report on Form 8-K filed with the SEC on June 2, 2008, we acquired such interest for $400,000.

One of our directors, Jon Clement Nicolaysen, owns fifty percent of Muddy Minerals, LLC, a Wyoming corporation that holds 99.5% working interest in the South Glenrock “C” oil field in Converse County, Wyoming. As previously disclosed in a current report on Form 8-K filed with the SEC on August 27, 2007, the Company entered into an agreement and subsequent amendments to acquire such interest for $4,000,000. Mr. Nicolaysen’s interest if the Company concludes the acquisition would be approximately $2,000,000. On May 1, 2008, Muddy assigned all of its ongoing revenues from such oil field to us.

We entered into an employment agreement with our Operations Manager, Reed Merschat effective August 15, 2008.  Mr. Merschat is a child of our President and Chairman.  Under the terms of the agreement, we agreed to compensate Mr. Merschat $7,000 per month.  Additionally, on September 24, 2008, our Board granted him the option to purchase 500,000 shares of our common stock at an exercise price of $0.38 vesting in equal portions over 2 years.

Director Independence

During 2008, our board of directors evaluated all business relationships between the Company and the Company’s non-employee directors and all other relevant facts and circumstances and, as required by our Code of Ethics, determined that each such director is an independent director as defined by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by Malone & Bailey, PC, the Company’s independent public accountants, or has worked for such firm in any capacity on the Company’s audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Cordovano and Honeck, LLP for the fiscal periods shown.

	December 31, 2008		December 31, 2007
Audit Fees	$		$12,490
Audit — Related Fees		—	—
Tax Fees	__		—
All Other Fees		—	—
Total	$		$12,490

The following table shows the fees paid or accrued by us for the audit and other services provided by Malone & Bailey, PC for the fiscal periods shown.

	December 31, 2008		December 31, 2007
Audit Fees		$94,000	$15,000
Audit — Related Fees			—
Tax Fees			—
All Other Fees			—
Total	$		$15,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2008. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were  attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

3.1(1)	Articles of Incorporation, as amended

3.2(2)	Bylaws

10.1(3)	Assignment Agreement dated August 24, 2007 between South Sea Energy Corp. and Pin Petroleum Partners Ltd.

10.3(5)	Management and governance consultant agreement between Ameriwest Energy Corp. and Sound Energy Advisors LLC, dated December 21, 2007.

10.4(5)	Settlement Agreement dated January 14, 2008

10.5(5)	Settlement Agreement dated January 23, 2008

10.6(5)	Settlement Agreement dated January 23, 2008

10.7(5)	Finder’s Fee Agreement dated March 1, 2008

10.8(6)	Exclusive Option to Purchase dated March 19, 2008 with Hot Springs Resources, Ltd.

10.9(7)	Exclusive Option to Purchase dated April 15, 2008 with Alpha Development Corporation and JK Minerals, Inc.

10.10(8)	Settlement Agreement dated April 16, 2008 with Penson Financial Services Canada, Fordham Financial Management, Inc., First Clearing LLC and Penson Financial Services, Inc.

10.11(9)	Assignment of Revenues dated May 1, 2008 with Muddy Minerals Exploration, LLC

10.12(10)	Purchase and Sale Agreement dated May 30, 2008 with Geochem Exploration, LLC

10.13(10)	Third Amendment to LOI dated May 31, 2008 with Muddy Minerals Exploration, LLC

10.14(11)	Employment Agreement dated June 5, 2008 with Joseph J. McQuade

10.15(12)	Farmout and AMI Agreement dated August 21, 2008 with Tyler Rockies Exploration Ltd.

10.16	Fourth Amendment to LOI dated September 1, 2008 with Muddy Mineral Exploration, LLC

10.17(13)	2008 Equity Incentive Plan

10.18	Amendment No. 1 to Assignment of Revenues, dated February 17, 2009

10.19	Farmout Agreement dated February 25, 2009 with Wold Oil Properties, Inc.

10.20(14)	Agreement to Operate South Glenrock and Extension of Purchase Agreement dated March 30, 2009 with Muddy Mineral Exploration, LLC

14.1	Code of Ethics

16(4)	Letter regarding change in certifying accountant.

99.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

99.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

99.3	Section 1350 Certifications

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed on February 1, 2005, Form 8-K filed on June 19, 2007, and Form 8-K filed on August 27, 2007.
(2)	Incorporated by reference from Registration Statement on Form SB-2 filed on February 1, 2005.
(3)	Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on August 27, 2007.
(4)	Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K, filed on December 6, 2007.
(5)	Incorporated herein by reference to exhibits previously filed on Registrant’s Annual Report on Form 10-K, filed on April 15, 2008.
(6)	Incorporated by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K filed on March 19, 2008.
(7)	Incorporated by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K filed on April 17, 2008.
(8)	Incorporated by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2008.
(9)	Incorporated by reference to exhibits previously filed on Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2008.
(10)	Incorporated by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K filed on June 2, 2008.
(11)	Incorporated by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K filed on June 9, 2008.
(12)	Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K filed on August 27, 2008.
(13)
Incorporated herein be reference to exhibits previously filed on Registrant’s definitive revised proxy statement on Schedule 14A filed on August 11, 2008 for the Annual Meeting held on September 2, 2008.

(14)	Incorporated herein by reference to exhibits previously filed on Registrant’s Current Report on Form 8-K filed on April 2, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIWEST ENERGY CORP.

Dated: April 17, 2009	/s/ Walter Merschat
By: Walter Merschat
Its: President and Chairman of the Board (Principal Executive Officer)

Dated: April 17, 2009	/s/ Joseph J. McQuade
By: Joseph J. McQuade
Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/Walter Merschat	Director	April 17, 2009
Walter Merschat

/s/Chris D. Wright	Director	April 17, 2009
Chris D. Wright

/s/Jon Clement Nicolaysen	Director	April 17, 2009
Jon Clement Nicolaysen

Ameriwest Energy Corp.
Index to Financial Statements
December 31, 2008

INDEX

Ameriwest Energy Corp.

Financial Statements
December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ameriwest Energy Corporation

We have audited the accompanying balance sheets of Ameriwest Energy Corporation, (“Ameriwest”) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of Ameriwest’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of Ameriwest as of December 31, 2008 and 2007 and the  results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ameriwest will continue as a going concern. As discussed in Note 3 to the financial statements, Ameriwest has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 15, 2009

Ameriwest Energy Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS

Current
Cash	$51,174	$245
Receivable	6,378	-
Prepaid expenses and deposit	27,005	10,355
Total current assets	84,557	10,600

Furniture & equipment, net	4,419	-

Oil and gas properties	-	-
Deferred acquisition costs	-	1,758,653
Restricted cash - reclammation bond	100,000	-
Deferred financing costs	64,116	-

Total assets	$253,092	$1,769,253

LIABILITIES and SHAREHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$1,021,821	$753,640
Due to related parties	377,722	-
Interest on convertible notes	184,386	26,968
Current portion of convertible notes, net of discount	768,848	456,946

Total current liabilities	2,352,777	1,237,554

Long term portion of convertible notes, net of discount	893,127	61,560
Asset retirement obligation, net	32,860	-

STOCKHOLDERS' EQUITY

Capital stock 720,000,000 common stock authorized, $0.001 par value 54,278,002 and 53,611,334 shares outstanding at December 31, 2008 and 2007, respectively	54,278	53,611
Additional paid-in capital	3,526,148	1,390,980
Deficit accumulated during development stage	(6,606,098)	(974,452)

Total stockholders' equity (deficit)	(3,025,672)	470,139

Total liabilities and stockholders' equity	$253,092	$1,769,253

Commitment and legal claim (notes 12 and 13)

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2008 and 2007
And for the Period from January 3, 2001 [Inception] to December 31, 2008

	December 31,		Cumulative from January 3, 2001 [Inception] to
	2008	2007	December 31, 2008

Operator fees, Net	$28,318	$-	$$28,318

Expenses
Contribution rent	-	1,650	41,250
Contribution services	-	5,534	45,621
Compensation	295,272	49,214	344,486
Acquisition and exploration costs	3,925,066	183,230	4,126,761
Marketing and investor relations	249,145	148,276	397,421
Accretion of asset retirement obligation	2,684	-	2,684
Office, general and administrative expenses	175,566	36,789	218,929
Professional fees	319,357	135,890	507,777
Total operating expenses	(4,967,090)	(560,583)	(5,941,542)

Net income (loss) from operations	(4,938,772)	(560,583)	(5,913,224)

Interest income	83	-	83
Interest expense	(692,957)	(254,768)	(947,725)
Net loss for the period	$(5,631,646)	$(815,351)	$(6,606,098)

Loss per share - basic and diluted	$(0.10)	$(0.01)

Weighted Average Shares Outstanding	54,087,525	54,903,262

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)
For the period from January 3, 2001 [Inception] to December 31, 2008

				Deficit
				Accumulated
			Additional	during	Total
	Common Stock		Paid-In	Exploration	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2006	46,980,000	$46,980	$51,207	$(159,101)	$(60,914)
Contributed rent and services			7,184		7,184
Stock issued for cash at $0.01	5,548,000	5,548	49,932		55,480
Stock issued for cash to related parties at $0.001	26,000,000	26,000			26,000
Discounts and beneficial conversion features on convertible notes			666,240		666,240
Stock returned to treasury	(26,000,000)	(26,000)			(26,000)
Stock issued for cash at $0.60, net of offering costs of $32,500	1,083,334	1,083	616,417		617,500
Net loss for the year				(815,351)	(815,351)
Balance, December 31, 2007	53,611,334	53,611	1,390,980	(974,452)	470,139
Stock issued for cash at $0.60, net of offering costs of $20,000	666,668	667	379,333		380,000
Discounts and beneficial conversion features on convertible notes			1,643,687		1,643,687
Stock based compensation			112,147		112,147
Net loss for the period				(5,631,646)	(5,631,646)
Balance, December 31, 2008	54,278,002	54,278	3,526,147	(6,606,098)	(3,025,673)

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007
And for the Period from January 3, 2001 [Inception] to December 31, 2008

	December 31,		Cumulative from January 3, 2001 [Inception] to
	2008	2007	December 31, 2008

Cash Flows from Operating Activities
Net loss from operations	$(5,631,646)	$(815,351)	$(6,606,098)
Items not affecting cash:
- write-off of deferred acquisition costs	3,925,066	183,230	4,108,296
- contributed rent and services	-	7,184	94,055
- amortization of debt discount	507,156	254,768	761,924
- amortization of deferred financing costs	28,384		28,384
- depreciation	3,461	-	3,461
- accretion of asset retirement obligation	2,684	-	2,684
- stock based compensation	112,147	-	112,147
Changes in non-cash working capital balances related to operations:
- prepaid expenses and deposits	(16,650)	(8,855)	(27,005)
- receivable	(6,378)	-	(6,378)
- due to related parties	177,722		177,722
- accounts payable and accrued expenses	294,778	727,341	1,048,417

Cash Flows from Operating Activities	(603,276)	348,317	(309,575)

Cash flows from Investing Activities
Acquisition of furniture and equipment	(4,998)	-	(4,998)
Cash paid for reclammation bond	(100,000)	-	(100,000)
Cash refunded for deferred acquisition costs	22,286	26,000	48,286
Cash paid for acquisition costs	(1,840,583)	(1,967,883)	(3,808,466)

Cash Flows Provided from Investing Activities	(1,923,295)	(1,941,883)	(3,865,178)

Cash flows from Financing Activities
Proceeds from convertible notes	2,280,000	956,946	3,236,946
Proceeds from related party debt	-	(36,047)	(36,047)
Debt issuance costs	(82,500)	-	(82,500)
Cash overdraft	-	(68)	(68)
Proceeds from issue of common stock	380,000	672,980	1,071,480

Cash Flows from Financing Activities	2,577,500	1,593,811	4,225,926

Net increase (decrease) in cash	50,929	245	51,174

Cash, beginning of period	245	-	245

Cash, end of period	$51,174	$245	$51,419

SUPPLEMENTAL CASH DISCLOSURES

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Asset retirement liability	$30,176	$-	$30,176
Acquisition costs included in accounts payable and related party accounts payable	$330,822		330,822
Discount on convertible notes from beneficial conversion features	$1,643,688	$-	$1,643,688

The accompanying notes are an integral part of these audited financial statements.

Ameriwest Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

1.    Nature of operations

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
Costs directly associated with issuance of equity are deferred until Ameriwest has issued the shares of common stock.  Costs directly associated with the issuance of debt are capitalized and amortized over the term of the note using the interest method.

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

At December 31, 2008 and 2007, Ameriwest’s oil and gas interests and deferred acquisitions costs were located in one geographical segment, being the United States of America.

Ceiling test
The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. Under full cost accounting rules for each cost center, capitalized costs of unproved and proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. At December 31, 2008, Ameriwest has reviewed these capitalized costs for impairment and determined that the total costs were subject to impairment.

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
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.  In December 2008, the Securities and Exchange Commission (“SEC”) adopted the final rules regarding amendments to current oil and gas reporting requirements. The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The amendments are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Company is currently evaluating the impact of the amendments on its consolidated financial position, results of operations and cash flows.

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
Ameriwest uses the sales method of accounting for oil revenues. Under this method, revenues are recognized based on the actual volumes of oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Costs associated with production are expensed in the period incurred.  Operator fees for the year ended December 31, 2008 are recorded net of lease operating expenses, production taxes and royalties.

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

h.	Impairment of long lived assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  Ameriwest recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  Oil and gas properties accounted for using the full cost method of accounting; a method utilized by Ameriwest, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.  There were $3,925,066 in impairment losses in 2008 and $nil in 2007.

i.	Convertible instruments
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that Ameriwest will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should Ameriwest be unable to continue as a going concern.  At December 31, 2008, Ameriwest has not yet achieved profitable operations, has accumulated losses, has a working capital deficiency and expects to incur further losses in the development of its business, all of which casts substantial doubt about Ameriwest’s ability to continue as a going concern. Ameriwest’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

4.	Financial instruments and concentrations of risk

a.	Credit risk
Ameriwest maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. Ameriwest has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash.

b.	Fair values
Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash, accounts payable and accrued expenses and notes payable.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

c.	Liquidity risk
Ameriwest is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

d.	Major customer
All of Ameriwest’s revenue for the year ended December 31, 2008 was from one customer.

5.	Oil and gas interests

a.	Skull Valley, Utah
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

Pursuant Pursuant to SEC Regulation S-X Rule 3-05 and 11-01 and ETIF 98-3: Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, Ameriwest determined that the acquisition did not constitute a business combination. The Skull Valley Prospect was a non-producing asset and not in the development stage. As such, the transaction is treated as an acquisition of assets.

By agreement dated August 25, 2008, Geochem and Ameriwest have agreed to extend the obligation to spud, drill and complete a well to November 30, 2008, in consideration for an extension payment of $200,000, due November 30, 2008.

As of December 31, 2008, Ameriwest had incurred $110 in deferred exploration costs associated with authorization for expenditures work (“AFE”).  This sum, in addition to the $400,000 of acquisition costs, has been written down for impairment.

b.	Geary Prospect, Wyoming
On August 21, 2008, Ameriwest entered into a farmout and area of mutual interest agreement with Tyler Rockies Exploration, Ltd. (“Tyler”) where in consideration for $50,000, Ameriwest has the right to earn up to a 50% ownership interest in oil and gas leasehold rights to approximately 2,800 gross acres within the Geary Prospect lands located in Natrona and Converse counties, Wyoming.   Under the terms of the agreement, Ameriwest agreed to commence drilling of a well on or before May 1, 2009.  Upon drilling 3 wells to the contract depth of the Dakota Formation, Tyler will assign and convey 50% of its interest to Ameriwest.    Ameriwest will operate the wells and receive a 75% Net Revenue Interest.  After payout, on a well by well basis, Tyler will have the option to back in by furnishing 25% of the actual drilling and completion costs, earning a 25% working interest. If Tyler opts to back in at a 25% working interest, a 21.125% Net Revenue Interest would be earned.

As of December 31, 2008, $50,000 has been paid to Tyler pursuant to the farmout agreement.  Ameriwest has incurred $3,649 in deferred exploration costs associated with legal and surveying work.  These costs have been written down for impairment.

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

Effective May 1, 2008, Muddy has assigned its revenues from production to Ameriwest.  These revenues, amounting to $135,169, are presented in the statement of operations, net of operating taxes of $22,093 and lease operating expenses amounting to $81,658.

On May 6, 2008, Ameriwest posted a $100,000 reclamation bond with the Office of State Lands and Investments of Wyoming.  The funds are being held in trust by the State, accruing interest at 1.23% per annum.

As of December 31, 2008, $410,129 of the acquisition costs incurred to date have been allocated to oil and gas properties for the value of the three producing wells.  Deferred exploration costs of $161,947 associated with the preparation of reservoir evaluation are also included in oil and gas properties on the balance sheet.   These costs, in addition to the remaining of $1,800,000 in costs accrued to December 31, 2008, have been written down for impairment.

6.	Deferred Acquisition Costs – Potential Acquisitions

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

As of December 31, 2008, the first two payments of $50,000 each have been made to Hot Springs pursuant to the option agreement, in addition to the payment of $100,000 for a first extension.  Ameriwest had incurred $1,090 in deferred exploration costs associated with legal work.  These costs are included in deferred acquisition costs have been written down for impairment.

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

In consideration for the option, Ameriwest agreed to pay option fees of $400,000, payable as follows:

iv.	$200,000 payable on April 15, 2008 (paid);
v.	$200,000 payable on June 16, 2008 (paid);
vi.	$200,000 payable on August 16, 2008 (paid);
vii	$150,000 payable on September 17, 2008.

Upon the expiration of the second option period on August 18, 2008, Ameriwest extended this option for an additional 30 calendar days in consideration for $200,000.  Upon the expiration of the extension of the second option period, Ameriwest could have extended the closing date from September 17, 2008 to October 30, 2008 in consideration for $150,000.  However, Ameriwest did not further extend its option, and on September 17, 2008, all option and extension payments were forfeited by Alpha.  Accordingly, as of December 31, 2008, Ameriwest had incurred $600,000 in options and extension fees, and $270,846 in deferred exploration costs associated with reservoir valuation.  These costs are included in deferred acquisition costs have been written down for impairment.

7.	Convertible notes

a.	Short-term convertibles notes
Short term convertible notes payable as of December 31, 2008 and 2007 consist of the following:

Description	2008	2007

Convertible note payable originating in 2007 with an original principal amount of $956,946, unsecured and due on demand, bearing interest at 10% per annum (30% per annum if in arrears), convertible at $0.60 into one unit, each unit consisting of one share	$956,946	456,946
Less: discount attributable to warrants and beneficial conversion feature	(593,642)	(166,240)
Add: Accretion of discount	405,544	166,240
Carrying value of short-term convertible notes	$768,848	456,946

At December 31, 2008, Ameriwest accrued $102,870 (2007 - $19,571) of interest in relation to these notes.

b.	Long-term convertible notes

Long convertible notes payable as of December 31, 2008 and December 31, 2007 consist of the following:

Description	2008	2007

Convertible notes payable originating in 2008 with original principal amounts totalling $2,210,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.60 per share into common stock. Ameriwest also issued warrants to purchase 3,683,333 shares of its common stock in connection with these notes, which start to expire in March 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.	$2,210,000	$500,000

Convertible note payable originating in 2008 with original principal amount totalling $50,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.15 per share into common stock. Ameriwest also issued warrants to purchase 333,333 shares of its common stock in connection with this note, which start to expire in November 2010. The warrants are exercisable at $0.30 for the first year and at $0.45 for the second year.	50,000	-

Convertible note payable originating in 2008 with original principal amount totalling $20,000, unsecured and due in two years, bearing interest at 6% per annum payable annually, convertible at a rate of $0.10 per share into common stock. Ameriwest also issued warrants to purchase 200,000 shares of its common stock in connection with this note, which start to expire in December 2010. The warrants are exercisable at $0.30 for the first year and at $0.45 for the second year.	20,000	-

Less: Discount attributable to warrants and beneficial conversion feature	(1,643,688)	(500,000)

Add: Accretion of discount	256,815	61,650

Carrying value of long-term convertible notes	$893,127	$61,650

During the quarter ended June 30, 2008, Ameriwest made change in some estimates of expected weighted average life and volatility to compute the relative fair value assigned to the beneficial conversion feature of the warrants issued with the convertible notes.  These changes in estimates, along with the adoption of the effective interest method over the straight line method to amortize the discount over the life of the convertible notes resulted in a reduction of $99,542 in discount charged to interest expense for the previous periods.  At December 31, 2008, Ameriwest accrued $81,516 (2007 - $7,397) in interest in relation to these notes.

Ameriwest evaluated the conversion options and detachable warrants issued or issuable pursuant to these long term convertible notes, and concluded that they do not meet the definition of a derivative instrument under SFAS 133 Accounting for Derivative Instruments and Hedging Activities.

c.	Subsequent repricing
Subsequent to December 31, 2008, on January 31, 2009, the Company entered into a series of agreements whereby various lenders have elected to exchange their existing promissory notes and all accrued interest for new convertible promissory notes reflecting a revised conversion price to $0.10 while retaining the original expiry dates as set in the original convertible notes.

8.	Asset retirement obligation

Ameriwest estimates its asset retirement obligation for the South Glenrock “C” Field based on its understanding of the requirements to reclaim the currently disturbed areas.

The total undiscounted amount of estimated cash flow required to settle the obligations is approximately $45,000, which was adjusted for inflation at the rate of 2.88% per year and then discounted at 10.06%.  To December 31, 2008, Ameriwest accreted $2,684 of the discount.  These amounts related to asset retirement obligations are expected to be paid out in 7 years.

The asset retirement obligation accrual required management to make significant estimates and assumptions.  Actual results could differ materially from these estimates.

Asset retirement obligation

Balance, December 31, 2007	$-

Asset retirement obligation related to South Glenrock C Field	30,176

Accretion of discount	2,684
Balance, December 31, 2008	$32,860

Ameriwest maintains a bond account fund that was established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed by Ameriwest in the acquisition of oil and gas properties in the State of Wyoming.  At December 31, 2008 and 2007, the amount of the bond totaled $100,000 and $nil, respectively.

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

On October 16, 2008 Ameriwest received convertible loan proceeds of $60,000, and issued 100,000 warrants in connection with this note, expiring October 16, 2010. The warrants are exercisable at $0.60 for the first year and at $0.90 for the second year.  The allocation of proceeds from the sale of the $60,000 convertible note and corresponding issuance of 100,000 warrants based on the fair value of $14,098 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 178.27%; ii) risk free interest rate of 1.61%; iii) expected weighted average life of 2 years; and iv) no dividend yield.  The relative fair value allocated to the warrants amounted to $24,101 and the relative fair value assigned to the beneficial conversion feature amounted to $35,899.

On November 10, 2008 Ameriwest received convertible loan proceeds of $50,000, and issued 333,333 warrants in connection with this note, expiring November 10, 2010. The warrants are exercisable at $0.30 for the first year and at $0.45 for the second year.  The allocation of proceeds from the sale of the $50,000 convertible note and corresponding issuance of 333,333 warrants based on the fair value of $41,459 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 178.27%; ii) risk free interest rate of 1.27%; iii) expected weighted average life of 2 years; and iv) no dividend yield.  The relative fair value allocated to the warrants amounted to $21,125 and the relative fair value assigned to the beneficial conversion feature amounted to $28,875.

On December 27, 2008 Ameriwest received convertible loan proceeds of $20,000, and issued 200,000 warrants in connection with this note, expiring December 27, 2010. The warrants are exercisable at $0.30 for the first year and at $0.45 for the second year.  The allocation of proceeds from the sale of the $20,000 convertible note and corresponding issuance of 200,000 warrants based on the fair value of $8,743 was estimated using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 178.27%; ii) risk free interest rate of 0.89%; iii) expected weighted average life of 2 years; and iv) no dividend yield.  The relative fair value allocated to the warrants amounted to $7,621 and the relative fair value assigned to the beneficial conversion feature amounted to $12,379.

At December 31, 2008, 6,800,006 warrants were outstanding, as follows:

	# of Warrants Issued	Expiry	Exercise Price	Number Outstanding as at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	# of Warrants Issued	Exercise Price	Expiry

Issued, October 2, 2007	833,333	2-Oct-09	$0.90	833,333	0.09	$0.90
Issued, October 7, 2007	1,083,334	7-Oct-09	$0.90	1,083,334	0.12	$0.90

Balance, December 31, 2007	1,916,667			1,916,667			-

Issued, March 3, 2008	83,334	3-Mar-09	$0.60	83,334	0.00	$0.60	83,334	$0.90	3-Mar-10
Issued, March 10, 2008	250,000	10-Mar-09	$0.60	250,000	0.01	$0.60	250,000	$0.90	10-Mar-10

Issued, March 17, 2008	166,667	17-Mar-09	$0.60	166,667	0.01	$0.60	166,667	$0.90	17-Mar-10
Issued, March 19, 2008	666,668	19-Mar-09	$0.60	666,668	0.02	$0.60	666,668	$0.90	19-Mar-10

Issued, March 25, 2008	416,667	25-Mar-09	$0.60	416,667	0.01	$0.60	416,667	$0.90	25-Mar-10
Issued, April 15, 2008	500,000	15-Apr-09	$0.60	500,000	0.02	$0.60	500,000	$0.90	15-Apr-10
Issued, May 12, 2008	500,000	12-May-09	$0.60	500,000	0.03	$0.60	500,000	$0.90	12-May-10
Issued, May 15, 2008	166,667	15-May-09	$0.60	166,667	0.01	$0.60	166,667	$0.90	15-May-10
Issued, June 2, 2008	666,667	2-Jun-09	$0.60	666,667	0.04	$0.60	666,667	$0.90	2-Jun-10
Issued, July 16, 2008	166,667	16-Jul-09	$0.60	166,667	0.01	$0.60	166,667	$0.90	16-Jul-10
Issued, July 25, 2008	166,667	25-Jul-09	$0.60	166,667	0.01	$0.60	166,667	$0.90	25-Jul-10
Issued, August 12, 2008	166,667	12-Aug-09	$0.60	166,667	0.02	$0.60	166,667	$0.90	12-Aug-10
Issued, August 13, 2008	166,667	13-Aug-09	$0.60	166,667	0.02	$0.60	166,667	$0.90	13-Aug-10
Issued, August 18, 2008	166,667	18-Aug-09	$0.60	166,667	0.02	$0.60	166,667	$0.90	18-Aug-10
Issued, October 16, 2008	100,000	16-Oct-09	$0.60	100,000	0.01	$0.60	100,000	$0.90	16-Oct-10
Issued, November 10, 2008	333,333	10-Nov-09	$0.30	333,333	0.04	$0.30	333,333	$0.45	10-Nov-10
Issued, December 27, 2008	200,000	27-Dec-09	$0.30	200,000	0.03	$0.30	200,000	$0.45	27-Dec-10

Balance, December 31, 2008	6,800,006			6,800,006

c.	Net loss per common share
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted- average number of common and common equivalent shares outstanding during the period. For the fiscal year ended December 31, 2008 and 2007, there were no potential common equivalent shares used in the calculation of weighted-average common shares outstanding as the effect would be anti-dilutive because of the net loss. The amounts of common equivalent shares outstanding at each period end are as follows:

	December 31, 2008	December 31, 2007

Securities convertible into shares of common stock, not used because the effect would be anti-dilutive:

Stock warrants related to private equity placements	1,750,002	-
Stock warrants related to convertible notes placements	5,050,004	-
Common stock issuable upon conversion of convertible notes	2,349,692	1,639,857
Stock warrants related to conversion of convertible notes placements	851,365	794,195
	10,001,062	2,434,052

d.	Stock based compensation
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

The fair value of the options was estimated at $288,378 using the Black Scholes stock price valuation model with the following assumptions: i) expected volatility of 151%; ii) risk free interest rate of 3.8%; iii) expected option term 5 years calculated pursuant to the terms of SAB 107 as the option grants qualify as “plain vanilla” under that literature; and iv) no dividend yield and no forfeitures.  As at December 31, 2008, Ameriwest has recorded $112,147 in stock based compensation in relation to these options, and another $176,231 will be charged to the statement of operations as the options vest.

	# of Options Issued	Expiry	Exercise Price	Vested	Number Outstanding as at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Balance, December 31, 2007	-			-	-

Issued, September 24, 2008	250,000	24-Sep-18	$0.38	125,000	125,000	4.17	$0.38
Issued, September 24, 2008	500,000	24-Sep-18	$0.38	166,667	166,667	5.56	$0.38

Balance, December 31, 2008	750,000			291,667	291,667

9.	Related party transactions

a.	Pursuant to a management services agreement, Ameriwest paid $7,500 to a former officer and director during the fiscal year ended December 31, 2008. This agreement was terminated in February 2008;

b.
Pursuant to a month-to-month verbal agreement, Ameriwest incurred $77,500 in management fees to an officer and director.  This amount was due at December 31, 2008, and is included in due to related parties on the balance sheet;

c.
Pursuant to a month-to-month verbal agreement, Ameriwest incurred $47,500 in management fees to a director.  This amount was due at December 31, 2008 and is included in due to related parties on the balance sheet;

d.
Pursuant to an employment agreement effective June 5, 2008, Ameriwest incurred $50,625 in executive compensation to an officer.  Of this amount, $3,750 was due at December 31, 2008 and is included in due to related parties on the balance sheet;

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

g.
Effective May 1, 2008, Ameriwest entered into an assignment of revenues agreement with Muddy Mineral Exploration LLC, a company whose assets are partially owned by Ameriwest’s President and a director.  Pursuant to this agreement, Ameriwest has accrued $48,972 due to Muddy for oil in tank at May 1, 2008.  This amount is included in due to related parties on the balance sheet at December 31, 2008, in addition to $200,000 that has been accrued for extension fees;

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

At December 31, 2008, Ameriwest has accumulated net operating losses in the United States totaling approximately $5,012,000 (2007 - $974,000) which are available to reduce taxable income in future years and begin to expire in 2026.

The significant components of Ameriwest’s deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets
Net operating loss carry forward	$2,035,500	$341,000
Less: valuation allowance	(2,035,500)	(341,000)
	$-	$-

11.	Commitments

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

c.	Effective March 1, 2008, Ameriwest entered into a month-to-month lease agreement for office space, for monthly fees of $700.

12.	Legal Proceedings

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

13.	Subsequent Events

Subsequent to our fiscal year ended December 31, 2008, on February 25, 2009, we entered into a Farmout Agreement with Wold Oil Properties, Inc., a Wyoming corporation (“Wold”) where we have the right to earn up to a 100% ownership interest in oil and gas leasehold rights to approximately 320 net acres within certain land located in Natrona and Converse counties, Wyoming. We agreed to commence drilling of a test well within such lands on or before August 1, 2009. After we have drilled an initial test well to the contract depth of 8,000 feet, Wold will assign and convey to us, 100% of its interest in the drillsite spacing unit and participating area, and 65% of its operating rights in the one-half block of the land where the test well was drilled. We will operate the actual well drilled and receive a 80% Net Revenue Interest.

Subsequent to our fiscal year ended December 31, 2008, on March 30, 2009, we entered into an Agreement to Operate South Glenrock Block “C” And Extension of Purchase Agreement with Muddy. Under the agreement, both Muddy and we agreed to (i) extend the closing date to June 1, 2009, (ii) reduce the purchase price to $4,000,000, (iii) confirm that the amount of $1,750,000 we previously paid towards the purchase price is non-refundable, (iv) confirm that we shall operate and manage South Glenrock oilfield until the closing date or upon termination of the agreement and entitled to all revenue generated from such oilfield, and (v) assign all our interest in South Glenrock “C” upon termination of the agreement.

Subsequent to our fiscal year ended December 31, 2008, on April 1, 2009, certain of our note holders converted their convertible promissory notes with aggregate outstanding principal balances and accurred interests of $689,572 into 6,895,739 shares of our common stock at a conversion price of $0.10.